Form 10-Q
period 1998-06-30
HORIZON ORGANIC HOLDING CORP
filed 1998-08-17
CIK 1041255

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   -----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                   -----------

                          Commission File No. 000-24337

                       Horizon Organic Holding Corporation
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 84-1405007
                                6311 Horizon Lane
                            Longmont, Colorado 80503
                                 (303) 530-2711



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X as to 1. No X as to 2.


As of August 4, 1998, the registrant had outstanding 9,606,676 shares of its common stock, $.001 par value per share.



--------------------------------------------------------------------------------

                       HORIZON ORGANIC HOLDING CORPORATION

                                    Form 10-Q

                                Table of Contents


                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets..................................     3
         Consolidated Statements of Operations........................   4-5
         Consolidated Statements of Cash Flows........................     6
         Notes to Consolidated Financial Statements...................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  8-10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..........    11

Item 5.  Other Information............................................    11

Item 6.  Exhibits and Reports on Form 8-K.............................    12

SIGNATURE.............................................................    13

                         PART I - FINANCIAL INFORMATION
Item 1. Financials Statements
              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              as of June 30, 1998 (unaudited) and December 31, 1997
                      (in thousands, except share amounts)

                                     ASSETS
                                                          June 30       Dec. 31
                                                           1998           1997
                                                           ----           ----
Current Assets:
     Cash and cash equivalents.......................... $   132      $     404
     Trade accounts receivable, net.....................   4,246          2,393
     Inventories........................................   4,048          4,870
     Deferred income tax assets.........................      78             55
     Other current assets...............................     441            292
                                                          -------        -------
         Total current assets...........................   8,945          8,014

Property, Equipment and Cattle
     Cattle, net........................................   8,979          7,652
     Property and equipment, net........................  14,864         14,238
                                                          -------        -------
         Total property, equipment and cattle...........  23,843         21,890

Other Assets:
     Note receivable from Aurora Dairy Corporation......     250            250
     Intangible assets, net ............................   8,407          2,205
     Other assets, net..................................     962            378
                                                          -------        -------
         Total other assets.............................   9,619          2,833
                                                          -------        -------
              Total Assets.............................. $42,407        $32,737
                                                          =======        =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable............................. $ 3,455        $ 3,841
     Current portion of long-term debt..................     570            553
     Other accrued expenses.............................   2,553            685
     Notes payable .....................................   5,992            ---
                                                          -------        -------
         Total current liabilities......................  12,570          5,079

Long-Term Liabilities:
     Long-term debt less current portion................  20,366         17,960
     Deferred income tax liabilities....................     768            812
                                                          -------        -------
         Total long-term liabilities....................  21,134         18,772
                                                          -------        -------
              Total liabilities.........................  33,704         23,851
                                                          -------        -------
Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.001 par value, authorized
     2,000,000 shares; no shares
     issued or outstanding..............................     ---            ---

  Common stock, $.001 par value, authorized
     8,000,000 shares; issued 5,056,341 and 5,172,418
     and outstanding 5,056,341 and 5,052,418 shares in
     1998 and 1997, respectively........................       5              5
  Additional paid-in capital............................  11,278         11,834
  Accumulated deficit...................................  (2,580)        (2,371)
                                                          -------        -------

     Treasury stock, 120,000 shares in 1997, at cost....     ---           (582)
                                                          -------        -------
     Total stockholders' equity.........................   8,703          8,886
                                                          -------        -------

          Total Liabilities and Stockholders' Equity.... $42,407        $32,737
                                                          =======        =======

See  accompanying  notes to the  unaudited  consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three months ended June 30, 1998 and 1997
                    (in thousands, except per share amounts)

                                   (unaudited)

                                                          1998            1997
                                                          ----            ----
Net sales..........................................    $  11,793      $   6,740
Cost of sales......................................        8,040          5,269
                                                       ----------     ----------

      Gross profit.................................        3,753          1,471
                                                       ----------     ----------

Operating expenses:
      Selling.....................................         2,437          1,333
      General and administrative..................           756            459
                                                       ----------     ----------
         Total operating expenses.................         3,193          1,792
                                                       ----------     ----------

Operating income (loss)...........................           560           (321)
                                                       ----------     ----------

Other expense:
      Interest expense, net of capitalized
          interest of $99 in 1997.................           662            224
      Other, net..................................            14              2
                                                       ----------     ----------
         Total other expense......................           676            226
                                                       ----------     ----------

              Net loss before income
               taxes and  minority  interest......          (116)          (547)
                                                       ----------     ----------

Income tax benefit ...............................            23            155
Minority interest in loss of subsidiary...........          ----            116
                                                       ----------     ----------

              Net loss............................     $     (93)     $    (276)
                                                       ==========     ==========

      Net loss per share basic and diluted........     $    (.02)     $    (.07)
                                                       ==========     ==========

      Weighted average shares outstanding
               basic and diluted..................          5,056          4,165
                                                       ==========     ==========



See  accompanying  notes to the  unaudited  consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 1998 and 1997
                    (in thousands, except per share amounts)

                                   (unaudited)



                                                         1998             1997
                                                         ----             ----

Net sales..........................................   $  21,895       $  12,875
Cost of sales......................................      15,064          10,372
                                                      ----------      ----------

      Gross profit.................................       6,831           2,503
                                                      ----------      ----------

Operating expenses:
      Selling......................................       4,569           2,480
      General and administrative...................       1,368             868
                                                      ----------      ----------
         Total operating expenses..................       5,937           3,348
                                                      ----------      ----------

         Operating income (loss)...................         894            (845)
                                                      ----------      ----------

Other expense:
      Interest expense, net of capitalized
          interest of $187 in 1997.................       1,133             377
      Other, net...................................          36               3
                                                      ----------      ----------
         Total other expense.......................       1,169             380
                                                      ----------      ----------

              Net loss before income taxes
               and  minority interest .............        (275)         (1,225)
                                                      ----------      ----------

Income tax benefit ................................          66             219
Minority interest in loss of subsidiary............          --             687
                                                      ----------      ----------

Net loss ..........................................   $    (209)      $    (319)
                                                      ==========      ==========

      Net loss per share basic and diluted.........   $    (.04)      $    (.08)
                                                      ==========      ==========

      Weighted average shares outstanding
                    basic and diluted..............       5,056           3,913
                                                      ==========      ==========

See  accompanying  notes to the  unaudited  consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)


                                                            1998         1997
                                                            ----         ----

Net cash provided by (used in) operating activities....  $   1,905    $    (419)

Cash flows from investing activities:
      Purchases of equipment............................    (1,121)         (84)
      Purchases and cost of cattle .....................    (3,018)        (756)
      Payments for acquisitions, net of cash required...    (2,140)      (3,566)
      Proceeds from equipment sales.....................        45            4
      Proceeds from cattle sales........................       388           68
      Other, net........................................      (662)         288
                                                         ----------   ----------
         Net cash used in investing activities..........    (6,508)      (4,046)
                                                         ----------   ----------

Cash flows from financing activities:
      Change in book overdrafts.........................       ---         (194)
      Borrowings under long-term lines of credit........    25,034          ---
      Payments on long-term lines of credit.............   (22,865)        (957)
      Proceeds from issuance of term note...............     2,000        5,921
      Proceeds from long-term debt, other than line
          of credit..............                              500          ---
      Repayment of long-term debt, other than line
          of credit...............                            (338)         (37)
      Payment on term loan..............................       ---          (63)
      Loan to Aurora Dairy Corporation..................       ---         (250)
      Proceeds from issuance of common stock, net.......       ---        4,810
      Payments to acquire treasury stock................       ---         (582)
                                                         ----------   ----------
         Net cash provided by financing activities......     4,331        8,648
                                                         ----------   ----------
Net increase (decrease) in cash and cash equivalents....      (272)       4,183
Cash and cash equivalents at beginning of period........       404          600

Cash and cash equivalents at end of period.............  $     132    $   4,783
                                                         ==========   ==========

Supplemental disclosure of cash flow information:
      Cash paid during the year for interest, net
           of amount capitalized of $187 in 1997 ......  $     943    $     302
                                                         ==========   ==========
      Cash paid during the year for income taxes.......  $     ---    $      23
                                                         ==========   ==========

Non-cash investing and financing activities:
      Non-interest bearing note was issued for
          acquisition (Note 2) ......                    $   4,000    $     ---
                                                         ==========   ==========
      Common stock issued for services.................  $      26    $     ---
                                                         ==========   ==========

      The Company purchased the remaining 73.175%
          of common stock of Sunrise Organic Farms,
          Inc. In connection with this acquisition,
          assets acquired and liabilities were
          assumed as follows:
          Fair value of assets acquired................. $     ---    $  23,751
          Cash paid for common stock....................       ---       (3,566)
          Company stock issued for common stock.........       ---       (2,378)
                                                         ----------   ----------

              Liabilities assumed......................  $     ---    $  17,807
                                                         ==========   ==========



See  accompanying  notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.  Basis of Presentation

         The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Prospectus dated July 2, 1998, as filed with the SEC.

2.  Acquisition of Juniper Valley Farms Brand Name

         On April 8, 1998, the Company acquired certain assets including inventory and the Juniper Valley Farms brand name for $6.0 million. The acquisition was financed with two notes payable; $2.0 million term loan payable to a bank, bearing interest at prime plus 2% and due July 31, 1998 and a $4.0 million non-interest bearing secured promissory note due July 8, 1998. The Company also issued a warrant exercisable for 3,500 shares of common stock with an exercise price of $8.00 per share which expires April 8, 2000. The Company acquired certain intangible assets for $5.9 million and acquisition costs of $.5 million are being amortized on a straight-line basis over 15 years. The non-interest bearing note was recorded at its estimated present value which was discounted at 10.5%.

3.  Stockholders' Equity

          In April 1998, the Company retired its 120,000 shares of treasury stock.

4.   Long term Debt

          On April 15, 1998, the Company entered into a $500,000 note payable to Peoples Bank of Kent County, Maryland bearing interest at 8.25% and payable in monthly installments with the unpaid balance due April 15, 2018. The note holder has the right to demand repayment of principal and interest in full at any time on or after April 15, 2001. The note is secured by specific property.

5.  Subsequent Event

         On July 2, 1998, the Company completed its initial public offering selling 3,450,000 shares of Common Stock at an initial public offering price of $11.00 per share. Concurrently, the Company sold 1,100,000 shares of Common Stock to Suiza Foods Corporation in a Private Placement (the "Concurrent Placement") at a price of $11.00 per share. A portion of the net proceeds from the initial public offering were used to repay principal and accrued interest on: the $4.0 million non-interest bearing secured promissory note due July 8, 1998; the $2.0 million term loan due July 31, 1998; $9.3 million outstanding on a revolving line of credit; $3.6 million in unsecured subordinated promissory notes; and $3.1 million of senior subordinated promissory notes.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Prospectus dated July 2, 1998, as filed with the SEC. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, including the risk factors specifically delineated and described in the Company's Prospectus dated July 2, 1998, as filed with the SEC. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

         Net Sales. Net sales for the three months ended June 30, 1998 were $11.8 million, an increase of $5.1 million, or 76%, from $6.7 million for the comparable period in 1997. This increase was primarily due to the addition of new retail accounts, including a major conventional supermarket chain, increased sales to existing accounts, the introduction of several new products, including organic chocolate milk and cottage cheese, a price increase, and sales generated under the Juniper Valley Brand.

         Gross Profit. Gross profit for the three months ended June 30, 1998 was $3.8 million, an increase of $2.3 million, or 155%, from $1.5 million for the comparable period in 1997. As a percentage of net sales, gross profit increased to 31.8% from 21.8%. This increase is primarily due to decreases in losses from the Company reaching capacity at the Company's organic dairy farm in Southern Idaho (the "Idaho Dairy").

         Selling Expenses. Selling expenses for the three months ended June 30, 1998 were $2.4 million, an increase of $1.1 million, or 82.8%, from $1.3 million for the comparable period in 1997. As a percentage of net sales, selling expenses increased to 20.7% from 19.8%. The increase in selling expenses was primarily due to increased levels of marketing expenditures, including hiring additional marketing personnel.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1998 were $.8 million, an increase of $.3 million, or 64.7%, from $.5 million during the comparable period in 1997. As a percentage of net sales, general and administrative expenses decreased to 6.4% from 6.8% due to a larger sales base.

         Other Expense, Net. Other expense, net for the three months ended June 30, 1998 was $.7 million, an increase of $.5 million from $.2 million during the comparable period in 1997. This increase is primarily attributable to higher levels of indebtedness incurred to acquire the remaining interest in the Idaho Dairy, to finance the acquisition and development of a second organic farm in Maryland (the "Maryland Dairy") and to finance the acquisition of the Juniper Valley Farms brand.

         Minority Interest in Loss of Subsidiary. Minority interest in loss of subsidiary includes the minority stockholders' share of the losses from operations of the Idaho Dairy for the period prior to the Company's acquisition of the remainder of Sunrise Organic Farms, Inc. in the second quarter of fiscal 1997. Minority interest in loss of subsidiary was $.1 million for the three months ended June 30, 1997. In 1998 the operations of the Idaho Dairy are reflected in the Company's cost of sales.

Six months ended June 30, 1998, Compared to Six months ended June 30, 1997

         Net Sales. Net sales for the six months ended June 30, 1998 were $21.9 million, an increase of $9.0 million, or 70%, from $12.9 million for the comparable period in 1997. This increase was primarily due to the addition of new retail accounts, including a major conventional supermarket chain, increased sales to existing accounts, the introduction of several new products, including organic chocolate milk and cottage cheese, a price increase, and sales generated under the Juniper Valley Brand.

         Gross Profit. Gross profit for the six months ended June 30, 1998 was $6.8 million, an increase of $4.3 million, or 173%, from $2.5 million for the comparable period in 1997. As a percentage of net sales, gross profit increased to 31.2% from 19.4%. This increase is due primarily to decreases in losses from the Company reaching capacity at the Idaho Dairy.

         Selling Expenses. Selling expenses for the six months ended June 30, 1998 were $4.6 million, an increase of $2.1 million, or 84.2%, from $2.5 million for the comparable period in 1997. As a percentage of net sales, selling expenses increased to 20.9% from 19.3%. The increase in selling expenses was primarily due to increased levels of marketing expenditures, including hiring additional marketing personnel.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1998 were $1.4 million, an increase of $.5 million, or 57.6%, from $.9 million during the comparable period in 1997. As a percentage of net sales, general and administrative expenses decreased to 6.3% from 6.7% due to a larger sales base.

         Other Expense, Net. Other expense, net for the six months ended June 30, 1998 was $1.2 million, an increase of $.8 million from $.4 million during the comparable period in 1997. This increase is primarily attributable to higher levels of indebtedness incurred to acquire the remaining interest in the Idaho Dairy, to finance the acquisition and development of the Maryland Dairy and to finance the acquisition of the Juniper Valley Farms brand.

         Minority Interest in Loss of Subsidiary. Minority interest in loss of subsidiary includes the minority stockholders' share of the losses from operations of the Idaho Dairy for the period prior to the Company's acquisition of the remainder of Sunrise Organic Farms, Inc. in the second quarter of fiscal 1997. Minority interest in loss of subsidiary was $.7 million for the six months ended June 30, 1997. In 1998 the operations of the Idaho Dairy are reflected in the Company's cost of sales.

Liquidity and Capital Resources

         Cash from Operations. Cash provided by operations during the six months ended June 30, 1998 was $1.9 million, an increase of $2.3 million from cash used by operations of $.4 million during the comparable period in 1997. The increase in cash provided by operations was due primarily to non-cash charges associated with depreciation and amortization and the loss on disposal of cattle combined with cash provided by inventories and an increase in other accrued expenses offset by an increase in trade accounts receivable.

         Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 1998 totaled $6.5 million, as compared to $4.0 million for the comparable period in 1997. The increase was primarily due to the purchase of property and equipment at the Maryland Dairy and the purchases and costs of raising cattle at the Maryland Dairy and the Idaho Dairy offset partially by a decrease in payments for acquisitions.

         Cash Provided by Financing Activities. Cash provided by financing activities during the six months ended June 30, 1998 totaled $4.3 million, as compared to $8.6 million for the comparable period in 1997. This decrease is primarily due to the Company receiving net proceeds of $4.2 million (net of treasury stock acquired) from the sale of common stock in 1997.

         The Company anticipates that it will spend approximately $1.3 million in the last two quarters of 1998 for fixed asset additions at both the Idaho Dairy and the Maryland Dairy as well as $1.2 million for replacement cows. The Company believes that the net proceeds from the initial public offering and the Concurrent Placement, together with cash generated from operations and funds available under a revolving line of credit, will be sufficient to satisfy its cash requirements through fiscal 2000.

         Long-term Debt. The Company has a revolving line of credit with an available principal amount of up to $10.0 million, as determined pursuant to a borrowing base. The line of credit bears interest at U.S. Bancorp's announced reference rate plus 1.25% and has a final maturity of June 30, 1999. As of June 30, 1998, the Company had $9.1 million outstanding under the revolving line of credit. On July 8, 1998, with the proceeds from the initial public offering, the Company repaid all amounts outstanding under the line of credit.

         On April 15, 1998, the Company entered into a $500,000 note payable to Peoples Bank of Kent County, Maryland bearing interest at 8.25% and payable in monthly installments with the unpaid balance due April 15, 2018. The note holder has the right to demand repayment of principal and interest in full at any time on or after April 15, 2001. The note is secured by specific property. A portion of the proceeds were used to repay a $.1 million note payable to 44 Exchange Services.

         In April 1998 in connection with the Juniper Valley Farms brand acquisition, the Company issued a non-interest bearing secured promissory note with a principal amount of $4.0 million and a maturity date of July 8, 1998. In addition, the Company received a commitment from U.S. Bancorp for a $2.0 million term loan at prime plus 2% with a maturity date of July 31, 1998. On July 8, 1998, with the proceeds from the initial public offering, the Company repaid both the $4.0 million non-interest bearing secured promissory note and the $2.0 million term loan.

         On July 8, 1998, with the proceeds from the initial public offering, the Company repaid $3.6 million of outstanding unsecured subordinated promissory notes and $3.1 million of outstanding senior subordinated promissory notes.

         Year 2000 Compliance. Certain management information systems use two digit data fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number 98 is recognized as the year 1998). Although the Company has not conducted any testing or expended any funds in response to year 2000 issues, the Company believes that all of its major software and hardware systems are year 2000 compliant and will recognize data fields beyond 1999. The Company intends to test its systems for year 2000 compliance and is in the process of verifying whether its major suppliers, service providers, and financial institutions are year 2000 compliant. The Company will make any necessary investments in its software and hardware systems and applications to ensure that they are year 2000 compliant. The Company does not expect the amount of such investments to be material to the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders

         On April 30, 1998, the Company held its annual meeting of stockholders, at which the stockholders elected eight directors, who were each classified into one of three Classes, with the Class I group serving until the annual meeting of stockholders to be held in 1999, the Class II directors serving until the annual meeting of stockholders to be held in 2000 and the Class III directors serving until the annual meeting of stockholders to be held in 2001, and in each case until their respective successors are elected and qualified or until such directors' death, resignation or removal. The stockholders also (i) approved the amendment and restatement of the Company's Certificate of Incorporation, (ii) approved the amendment and restatement of the Company's Stock Option Plan, including increasing the number of shares of Common Stock reserved for issuance thereunder, and an amendment to the Company's Shareholder's Agreement, (iii) approved the adoption of the 1998 Employee Stock Purchase Plan, and (iv) ratified the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. Votes were cast as follows:

                                                                                           Broker
                                                              For    Against  Abstaining   Non-Vote
                                                          ---------  -------- ----------   --------
Board of Directors Elections
      Class I Directors:
      ------------------
      Mark A. Retzloff                                    4,710,626       0      0           N/A
      Thomas Clark Jr.                                    4,710,626       0      0           N/A
      Class II Directors:
      -------------------
      Paul B. Repetto                                     4,710,626       0      0           N/A
      Richard L. Robinson                                 4,710,626       0      0           N/A
      Clark R. Mandigo                                    4,710,626       0      0           N/A
      Class III Directors:
      --------------------
      Marcus B. Peperzak, Jr.                             4,710,626       0      0           N/A
      Barnet M. Feinblum                                  4,710,626       0      0           N/A
      Thomas D. McCloskey                                 4,710,626       0      0           N/A
Amendment and restatement of Certificate of Incorporation 4,710,626       0      0           N/A
Amendment and restatement of Stock Option Plan            4,661,086  49,540      0           N/A
Adoption of 1998 Employee Stock Purchase Plan             4,703,140   7,486      0           N/A
Ratification of KPMG Peat Marwick LLP as auditors         4,710,626       0      0           N/A
--------------------------------------------------------- ---------  -------- ----------   --------

Item 5.        Other Information

Notice of Deadlines for Stockholder Proposals for 1999 Proxy

         The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A and the date after which notice of a stockholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is December 15, 1998.

Item 6.        Exhibits and Reports on Form 8-K

Exhibits

Exhibit 11.1   Calculation of Earnings Per Share of Common Stock
Exhibit 27     Financial Data Schedule

Reports on Form 8-K

There were no reports on Form 8-K for the six month period ended June 30, 1998.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       HORIZON ORGANIC HOLDING CORPORATION



Date:  August 17, 1998           /s/ Don J. Gaidano
                                 -------------------
                                 Don J. Gaidano
                                 Vice President, Finance and Administration,
                                 Chief Financial Officer, Treasurer and
                                 Assistant Secretary (principal financial and
                                 accounting officer of the Company)

                                                                    Exhibit 11.1

Horizon Organic Holding Corporation
Calculation of Earnings Per Share of Common Stock

(In thousands, except per share amounts)                    Three Months Ended      Six Months Ended
----------------------------------------                    -------------------     ----------------


                                                            June 30,   June 30,     June 30,     June 30,
                                                             1998       1997          1998         1997
Net loss                                                     $ (93)      (276)        (209)        (319)
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period  5,056      3,664        5,052        3,649
Weighted average common and common equivalent shares issued     --        501            4          264
Weighted average common shares issued - basic                5,056      4,165        5,056        3,913
Weighted average common equivalent shares issued                --         --           --           --
Weighted average common shares issued - diluted              5,056      4,165        5,056        3,913
Basic and diluted loss per share                              (.02)      (.07)        (.04)        (.08)
----------------------------------------                    -------    -------      -------      -------
