Form 10-Q
period 1998-09-30
HORIZON ORGANIC HOLDING CORP
filed 1998-11-16
CIK 1041255

--------------------------------------------------------------------------------






                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X. No .


         As of November 4, 1998, the registrant had outstanding 9,607,086 shares of its common stock, $.001 par value per share.


--------------------------------------------------------------------------------

                       HORIZON ORGANIC HOLDING CORPORATION

                                    Form 10-Q

                                Table of Contents


                                                                        Page No.
                                                                        --------

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets....................................        3
        Consolidated Statements of Operations..........................    4 - 5
        Consolidated Statements of Cash Flows..........................        6
        Notes to Consolidated Financial Statements.....................    7 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   9 - 12

                     PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................       13

SIGNATURE..............................................................       14

                   PART I - FINANCIAL INFORMATION
Item 1. Financials Statements
            HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
          as of September 30, 1998 (unaudited) and December 31, 1997
                     (in thousands, except share amounts)

                                    ASSETS
                                                    September 30     December 31
                                                         1998            1997
                                                         ----            ----
Current Assets:
     Cash and cash equivalents......................   $15,457          $   404
     Marketable securities .........................     8,873              ---
     Trade accounts receivable, net.................     4,409            2,393
     Inventories....................................     5,600            4,870
     Deferred income tax assets.....................        69               55
     Other current assets...........................       421              292
                                                       -------          -------
         Total current assets.......................    34,829            8,014
Property, Equipment and Cattle
     Cattle, net....................................     9,446            7,652
     Property and equipment, net....................    15,086           14,238
                                                       -------          -------
         Total property, equipment and cattle.......    24,532           21,890

Other Assets:
     Note receivable from Aurora Dairy Corporation..         0              250
     Intangible assets, net ........................     8,276            2,205
     Other assets, net..............................       415              378
                                                       -------          -------
         Total other assets.........................     8,691            2,833
                                                       =======          =======
              Total Assets..........................   $68,052          $32,737
                                                       =======          =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade accounts payable.........................   $ 4,579          $ 3,841
     Current portion of long-term debt..............       475              553
     Other accrued expenses.........................     1,973              685
                                                       -------          -------
         Total current liabilities..................     7,027            5,079
Long-Term Liabilities:
     Long-term debt, less current portion...........     5,076           17,960
     Deferred income tax liabilities................       858              812
                                                       -------          -------
         Total long-term liabilities.................    5,934           18,772
                                                       -------          -------
              Total liabilities......................   12,961           23,851
                                                       -------          -------
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value, authorized
          2,000,000 shares; no shares issued or
          outstanding                                      ---              ---

     Common stock, $.001 par value, authorized
          30,000,000 and 8,000,000 shares, issued
          9,606,676 and 5,172,418 and outstanding
          9,606,676 and 5,052,418 shares in 1998
          and 1997, respectively............                 9                5
     Additional paid-in capital......................   57,554           11,834
     Accumulated deficit.............................   (2,472)          (2,371)
                                                       -------          -------
          Treasury stock, 120,000 shares in 1997,
               at cost                                     ---             (582)
                                                       -------          -------
          Total stockholders' equity.................   55,091            8,886
                                                       =======          =======

           Total Liabilities and Stockholders' Equity  $68,052          $32,737
                                                       =======          =======

See  accompanying  notes to the  unaudited  consolidated financial statements.

            HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three months ended September 30, 1998 and 1997
                  (in thousands, except per share amounts)

                               (unaudited)



                                                           1998           1997
                                                           ----           ----
Net sales.........................................       $12,762        $ 7,648
Cost of sales.....................................         8,155          5,650
                                                         -------        -------

      Gross profit................................         4,607          1,998
                                                         -------        -------

Operating expenses:
      Selling.....................................         2,967          1,527
      General and administrative..................           906            695
                                                         -------        -------
         Total operating expenses.................         3,873          2,222
                                                         -------        -------

Operating income (loss)...........................           734           (224)
                                                         -------        -------

Other (income) expense:
      Interest (income) expense, net of capitalized
      interest of $66 in 1997.....................          (142)           308
      Other, net..................................             2             37
                                                         -------        -------
         Total other (income) expense.............          (140)           345
                                                         -------        -------

         Income (loss) before income taxes and
         extraordinary item.......................           874           (569)

Income tax benefit (expense) .....................          (352)           147
                                                         -------        -------

         Income (loss) before extraordinary item..           522           (422)

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit of $253....          (414)           ---
                                                         =======        =======

         Net income (loss)........................       $   108        $ (422)
                                                         =======        =======

Income (loss) per common share - basic and diluted:
      Income (loss) before extraordinary item.....       $   .05        $  (.08)
      Extraordinary item..........................          (.04)           ---
                                                         -------        -------
      Net income (loss) per share.................       $   .01        $  (.08)
                                                         =======        =======

      Weighted average shares outstanding, basic..         9,557          5,045
      Weighted average shares outstanding, diluted        10,046          5,045


See  accompanying  notes to the  unaudited  consolidated financial statements.

            HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            for the nine months ended September 30, 1998 and 1997
                   (in thousands, except per share amounts)

                                (unaudited)



                                                           1998             1997
                                                           ----             ----
Net sales...........................................    $34,657         $20,522
Cost of sales.......................................     23,218          16,021
                                                        -------         -------

      Gross profit..................................     11,439           4,501
                                                        -------         -------

Operating expenses:
      Selling.......................................      7,537           4,007
      General and administrative....................      2,274           1,564
                                                        -------         -------
         Total operating expenses...................      9,811           5,571
                                                        -------         -------

         Operating income (loss)....................      1,628          (1,070)
                                                        -------         -------

Other (income) expense:
      Interest (income) expense, net of
        capitalized interest of $254 in 1997........        992             684
      Other, net....................................         37              40
                                                        -------         -------
         Total other (income) expense...............      1,029             724
                                                        -------         -------

           Income (loss) before income tax, minority
                interest and extraordinary item.....        599          (1,794)

Income tax benefit (expense)........................       (286)            366
Minority interest in loss of subsidiary.............        ---             687
                                                        -------         -------

      Income (loss) before extraordinary item.......        313            (741)

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit of $253......       (414)            ---
                                                        -------         -------

         Net loss...................................    $  (101)        $  (741)
                                                        =======         =======

Income (loss) per common share - basic and diluted:
      Income (loss) before extraordinary item.......    $   .05         $  (.17)
      Extraordinary item............................       (.06)            ---
                                                        -------         -------
      Net loss per share............................    $  (.01)        $  (.17)
                                                        =======         =======

      Weighted average shares outstanding,
          basic and diluted.........................      6,573           4,294


See  accompanying  notes to the  unaudited  consolidated financial statements.

           HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine months ended September 30, 1998 and 1997
                             (in thousands)
                              (unaudited)
                                                            1998       1997
                                                            ----       ----
Net cash provided by (used in) operating activities.......$  2,025     $ (1,915)
Cash flows from investing activities:
      Purchases of marketable securities, net.............  (8,873)         ---
      Purchases of equipment..............................  (1,693)      (1,606)
      Purchases and costs of cattle ......................  (4,353)      (2,516)
      Payments for acquisitions, net of cash acquired.....  (2,140)      (3,566)
      Proceeds from equipment sales.......................     184            4
      Proceeds from cattle sales..........................     553          282
      Other, net..........................................    (120)         503
                                                          --------     --------
         Net cash used in investing activities...........  (16,442)      (6,899)
                                                          --------     --------
Cash flows from financing activities:
      Change in book overdrafts..........................      ---          953
      Borrowings under long-term lines of credit.........   25,691       11,550
      Payments on long-term lines of credit..............  (32,644)     (13,990)
      Proceeds from issuance of term note................      ---        5,939
      Payment on notes...................................   (4,000)         ---
      Proceeds from long-term debt, other than lines
          of credit......................................      500          ---
      Repayments of long-term debt, other than lines
          of credit......................................   (6,603)        (149)
      Payment on term loan...............................      ---          (66)
      Loan to Aurora Dairy Corporation...................      250         (250)
      Proceeds from issuance of common stock, net........   46,276        4,810
      Payments to acquire treasury stock.................      ---         (582)
                                                          --------     --------
         Net cash provided by financing activities.......   29,470        8,215
                                                          --------     --------
Net increase (decrease) in cash and cash equivalents.....   15,053         (599)
Cash and cash equivalents at beginning of period.........      404          600
Cash and cash equivalents at end of period............... $ 15,457     $      1
                                                          ========     ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest, net of
           amount capitalized of $254 in 1997............ $  1,115     $  1,001
                                                          ========     ========
      Cash paid during the period for income taxes....... $    ---     $     23
                                                          ========     ========
Non-cash investing and financing activities:
      Common stock issued for services................... $     26     $    ---
                                                          ========     ========
      Common stock issued to outside directors........... $      5     $    ---
                                                          ========     ========
      Additional capital lease obligations............... $     50     $    ---
                                                          ========     ========
      The Company purchased the remaining 73.175% of
           common stock of Sunrise Organic Farms, Inc.
           In connection with this acquisition,
           assets acquired and liabilities were
           assumed as follows:
           Fair value of assets acquired................. $    ---     $ 23,751
           Cash paid for common stock....................      ---       (3,566)
           Company stock issued for common stock.........      ---       (2,378)
                                                          --------     --------
              Liabilities assumed........................ $    ---     $ 17,807
                                                          ========     ========

See  accompanying  notes to the  unaudited  consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                      (in thousands, except share amounts)


1.  Basis of Presentation

         The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Prospectus dated July 2, 1998, as filed with the SEC.

2. Marketable Securities

         Marketable securities consist of commercial paper and U.S. Treasury securities maturing within one year. Marketable securities have been categorized as held-to-maturity. The amortized cost basis at September 30,1998 are as follows:

                 Commercial paper            $ 5,909
                 U.S. Treasury                 2,964
                                           ============
                                             $ 8,873
                                           ============

Gross unrealized gains on marketable securities at September 30, 1998 were not significant.

3.  Initial Public Offering

         On July 2, 1998, the Company completed its initial public offering selling 3,450,000 shares of Common Stock at an initial public offering price of $11.00 per share. Concurrently, the Company sold 1,100,000 shares of Common Stock to Suiza Foods Corporation in a private placement (the "Concurrent Placement") at a price of $11.00 per share. A portion of the net proceeds from the initial public offering were used to repay principal and accrued interest as follows:

   Revolving line of credit                                           $9,310
   Unsecured subordinated promissory notes                             3,601
   Senior subordinated promissory notes                                3,196
   Non-interest bearing secured promissory note due July 8, 1998       4,000
   Term loan due July 31, 1998                                         2,004
   Other liabilities                                                     101
                                                        =====================
      Total                                                        $  22,212
                                                        =====================

         The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and represents the write-off of unaccreted discount of $667. The write-off was charged to expense and is classified as the extraordinary item net of tax benefit of $253 in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1998.

4.  Long term Debt

     On October 14, 1998 the Company amended the terms of its revolving line of credit with U. S. Bancorp. The amended line of credit provides for an aggregate principal amount of up to $20.0 million, bearing interest at U. S. Bancorp's announced reference rate less .25% and has a final maturity on June 30, 2000. At September 30, 1998 the Company had no amounts outstanding under the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Prospectus dated July 2, 1998, as filed with the SEC. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors, including uncertainties related to the prices the Company is able to obtain when it sells its excess organic milk at conventional prices, the acceptance of the Company's products by distributors and customers and the costs related to the conversion of the Company's dairies to organic production. These factors are more fully discussed in the Company's Prospectus dated July 2, 1998, as filed with the SEC, under the headings "Risk Factors - Risks Associated with Perishable Products", "Risk Factors - Risks Associated with Trade and Consumer Acceptance in Distribution Channels" and "Risk Factors - Risk Related to Establishing New Organic Dairy Farms". In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Prospectus dated July 2, 1998. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 1998, Compared to Three Months Ended
                             September 30, 1997

         Net Sales. Net sales for the three months ended September 30, 1998 were $12.8 million, an increase of $5.2 million, or 67%, from $7.6 million for the comparable period in 1997. This increase was primarily due to the addition of new retail accounts, including major conventional supermarket chains, increased sales to existing accounts, the introduction of several new products, a price increase, and sales generated under the Juniper Valley Brand.

         Gross Profit. Gross profit for the three months ended September 30, 1998 was $4.6 million, an increase of $2.6 million, or 131%, from $2.0 million for the comparable period in 1997. As a percentage of net sales, gross profit increased to 36.1% from 26.1%. This increase is due to the Company reaching capacity and completing organic conversion at the Company's organic dairy farm in Southern Idaho (the "Idaho Dairy") which contributed income versus losses for the comparable period in 1997. In addition, the Company experienced a reduction in the cost of sales due to the sale of excess milk and cream at conventional prices that were substantially higher than the previous year and is continuing to experience the benefits from enhancing its national network of processors and distributors.

         Selling Expenses. Selling expenses for the three months ended September 30, 1998 were $3.0 million, an increase of $1.5 million, or 94%, from $1.5 million for the comparable period in 1997. As a percentage of net sales, selling expenses increased to 23.2% from 20.0%. The increase in selling expenses was primarily due to increased levels of marketing expenditures, including hiring additional marketing personnel as well as increased costs for new distribution.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1998 were $.9 million, an increase of $.2 million, or 30%, from $.7 million during the comparable period in 1997. As a percentage of net sales, general and administrative expenses decreased to 7.1% from 9.1% due to a larger sales base.

         Other (Income) Expense, Net. Other (income) expense, net for the three months ended September 30, 1998 was income of $.1 million, an increase of $.4 million from $.3 million of expense during the comparable period in 1997. This decrease is primarily attributable to the reduction in interest expense due to the repayment of $22 million of indebtedness combined with earnings from investments.

         Extraordinary Item. The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $.7 million. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $.3 million in the accompanying Consolidated Statement of Operation for the three months ended September 30, 1998.

   Nine Months Ended September 30, 1998, Compared to Nine Months Ended
                          September 30, 1997

         Net Sales. Net sales for the nine months ended September 30, 1998 were $34.7 million, an increase of $14.2 million, or 69%, from $20.56 million for the comparable period in 1997. This increase was primarily due to the addition of new retail accounts, including major conventional supermarket chains, increased sales to existing accounts, the introduction of several new products, a price increase, and sales generated under the Juniper Valley Brand.

         Gross Profit. Gross profit for the nine months ended September 30, 1998 was $11.4 million, an increase of $6.9 million, or 154%, from $4.5 million for the comparable period in 1997. As a percentage of net sales, gross profit increased to 33% from 21.9%. This increase is due primarily to the Company reaching capacity and completing organic conversion at the Company's Idaho Dairy which contributed income versus losses for the comparable period in 1997. In addition, the Company is experiencing the benefits from enhancing its national network of processors and distributors.

         Selling Expenses. Selling expenses for the nine months ended September 30, 1998 were $7.5 million, an increase of $3.5 million, or 88%, from $4.0 million for the comparable period in 1997. As a percentage of net sales, selling expenses increased to 21.7% from 19.5%. The increase in selling expenses was primarily due to increased levels of marketing expenditures, including hiring additional marketing personnel as well as increased costs for new distribution.

         General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1998 were $2.3 million, an increase of $.7 million, or 45%, from $1.6 million during the comparable period in 1997. As a percentage of net sales, general and administrative expenses decreased to 6.6% from 7.6% due to a larger sales base.

         Other (Income) Expense, Net. Other (income) expense, net for the nine months ended September 30, 1998 was $1.0 million, an increase of $.3 million from $.7 million during the comparable period in 1997. This increase is primarily attributable to higher levels of indebtedness incurred to acquire the remaining interest in the Idaho Dairy, to finance the acquisition and development of the Company's organic dairy farm in Maryland (the "Maryland Dairy") and to finance the acquisition of the Juniper Valley Farms brand offset by the repayment of indebtedness and interest earnings in the third quarter of 1998.

         Minority Interest in Loss of Subsidiary. Minority interest in loss of subsidiary includes the minority stockholders' share of the losses from operations of the Idaho Dairy for the period prior to the Company's acquisition of the remainder of Sunrise Organic Farms, Inc. in the second quarter of fiscal 1997. Minority interest in loss of subsidiary was $.7 million for the nine months ended September 30, 1997. In 1998 the operations of the Idaho Dairy are reflected in the Company's Consolidated Financial Statements.

         Extraordinary Item. The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $.7 million. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $.3 million in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         Cash from Operations. Cash provided by operations during the nine months ended September 30, 1998 was $2.0 million, an increase of $3.9 million from cash used in operations of $1.9 million during the comparable period in 1997. The increase in cash provided by operations was due primarily to reduced losses and increased non-cash charges associated with depreciation and amortization and the loss on disposal of cattle combined with cash provided by inventories and an increase in other accrued expenses offset by an increase in trade accounts receivable.

         Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 1998 totaled $16.4 million, as compared to $6.9 million for the comparable period in 1997. The increase was primarily due to the investment in marketable securities with the proceeds from the initial public offering and Concurrent Placement and the purchases and costs of raising cattle at the Maryland Dairy and the Idaho Dairy offset partially by a decrease in payments for acquisitions.

         Cash Provided by Financing Activities. Cash provided by financing activities during the nine months ended September 30, 1998 totaled $29.5million, as compared to $8.2 million for the comparable period in 1997. This increase is primarily due to the Company receiving net proceeds of $46.3 million from the sale of common stock in 1998 through the initial public offering and Concurrent Placement offset by the repayment of indebtedness.

         The Company anticipates that it will spend approximately $.8 million in the last quarter of 1998 for fixed asset additions at both the Idaho Dairy and the Maryland Dairy as well as $.5 million for replacement cows. The Company believes that the net proceeds from the initial public offering and the Concurrent Placement, together with cash generated from operations and funds available under a revolving line of credit, will be sufficient to satisfy its cash requirements through fiscal 2000.

     Long-term Debt. On October 14, 1998 the Company amended the terms of its revolving line of credit with U. S. Bancorp. The amended line of credit provides for an aggregate principal amount of up to $20.0 million, bearing interest at U.
S. Bancorp's announced reference rate less .25% and has a final maturity on June 30, 2000. At September 30, 1998 the Company had no amounts outstanding under the line of credit.

         On July 8, 1998, with the proceeds from the initial public offering, the Company repaid principal and accrued interest on: the $4.0 million non-interest bearing secured promissory note due July 8, 1998; the $2.0 million term loan due July 31, 1998; $9.3 million outstanding on a revolving line of credit; $3.6 million in unsecured subordinated promissory notes; and $3.1 million of senior subordinated promissory notes.

         Year 2000. The Year 2000 issue refers to the fact that certain management information systems use two digit data fields which recognize dates using the assumption that the first two digits are "19 " (i.e., the number 98 is recognized as the year 1998). When the year 2000 occurs, these systems could interpret the year as 1900 versus 2000, which in turn, could result in system failures or miscalculations causing disruptions of operations of the Company and its suppliers and customers.

         To address this issue, the Company has established a cross-functional team from across the organization under the sponsorship of the Chief Financial Officer. This team is implementing a multi-phase plan that includes; inventorying computer systems, software and equipment to assess the impact of the Year 2000; contacting third-party suppliers to ascertain their state of readiness and or compliance; developing solution plans related to upgrading, modifying or replacing affected systems; testing and certifying results; developing contingency plans as necessary.

         The Company has completed its initial evaluation of computer systems at the corporate location. The evaluation revealed that the Company's network hardware and operating systems, e-mail system, and accounting software are the major resources that are affected by the Year 2000 issue. While these systems will need to be either replaced or upgraded, the identified systems and or programs are primarily "off the shelf" products with Year 2000 versions currently available. The Company expects to have these systems fully compliant by June 1999. The Company is scheduled to complete its evaluation of the computer systems at the Idaho Dairy and the Maryland Dairy by January 1999 with full compliance expected by September 1999.

         The Company relies heavily on third-party suppliers for many products and services. As part of its Year 2000 plan, the Company has contacted its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. In addition, the Company is assessing the extent to which it could be affected by the failure of such third parties to be Year 2000 compliant. To date approximately thirty-five percent of the entities contacted have responded with the majority of the respondents in some phase of addressing Year 2000 issues. The Company will continue to contact its significant suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

         The total cost expended to date for the Year 2000 plan has been minimal. The Company anticipates spending approximately $.1 million to get all systems Year 2000 compliant.

         Management believes that it has an effective program in place to adequately address the Year 2000 issue in a timely manner. Nevertheless, failure of third parties upon whom the Company's business relies could result in disruption of the Company's supply of product, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to daily operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although, the Company believes its Year 2000 plan will adequately address the Company's internal issues, the overall risks associated with the Year 2000 issue cannot be fully identified until the Company receives more responses from significant suppliers. Accordingly, the amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company expects to develop and implement, where necessary, a contingency plan by the end of April 1999.

                           PART II - OTHER INFORMATION




Item 6.        Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.19  Loan and Security Agreement, dated July 15, 1997, among FBS
               Ag Credit, Inc., the Company, Horizon Organic Dairy, Inc. ("HOD"), Horizon Organic Dairy, Maryland Farm, Inc., and Horizon Organic Dairy, Idaho Farm, Inc., as amended by the First Amendment to Loan and Security Agreement dated March 23, 1998, as amended by the Second Amendment to Loan and Security Agreement dated April 6, 1998, as amended by the Third Amendment to Loan and Security Agreement dated October 14, 1998.
Exhibit 11.1   Calculation of Earnings Per Share of Common Stock
Exhibit 27     Financial Data Schedule


Reports on Form 8-K

         There were no reports on Form 8-K for the nine month period ended September 30, 1998.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HORIZON ORGANIC HOLDING CORPORATION



Date:  November 16, 1998                     /s/ Don J. Gaidano
                                             -------------------
                                             Don J. Gaidano
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer, Treasurer and Assistant
                                             Secretary
                                            (principal financial and accounting
                                             officer of the Company)