Form 10-K
period 1998-12-31
HORIZON ORGANIC HOLDING CORP
filed 1999-03-30
CIK 1041255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

                                 -------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                  ___________

                         Commission File No. 000-24337

                      Horizon Organic Holding Corporation
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 84-1405007
                               6311 Horizon Lane
                           Longmont, Colorado  80503
                                 (303) 530-2711

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 Par Value Per Share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                              ___     ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

  The approximate aggregate market value of the Common Stock held by nonaffiliates of the registrant, based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $152,191,400 as of March 1, 1999.

  As of March 1, 1999, the registrant had outstanding 9,662,946 shares of its common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

  Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

                      HORIZON ORGANIC HOLDING CORPORATION

                           Annual Report on Form 10-K

                               December 31, 1998

                               Table of Contents


                                                        PART I
                                                                                                              Page
  Item     1  Business...................................................................................       3

  Item     2  Properties.................................................................................      14

  Item     3  Legal Proceedings..........................................................................      14

  Item     4  Submission of Matters to a Vote of Security Holders........................................      14


                                                       PART II

  Item     5  Market for Registrant's Common Equity and Related Stockholder Matters......................      14

  Item     6  Selected Consolidated Financial Data.......................................................      16

  Item     7  Management's Discussion and Analysis of Financial Condition and Results of Operations......      17

  Item     8  Consolidated Financial Statements and Supplementary Data...................................      31

  Item     9  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................................................      31

                                                      PART III

  Item    10  Directors and Executive Officers of the Registrant.........................................      31

  Item    11  Executive Compensation.....................................................................      31

  Item    12  Security Ownership of Certain Beneficial Owners and Management.............................      31

  Item    13  Certain Relationships and Related Transactions.............................................      31

                                                       PART IV

  Item    14  Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K................      31


                                     PART I

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in the sections entitled "Management's Discussion And Analysis Of Financial Condition And Results of Operations" and "Risk Factors."


ITEM 1. BUSINESS

General

  Horizon Organic Holding Corporation ("Horizon" or the "Company") produces, processes and markets the leading brand of certified organic fluid milk and a full-line of refrigerated certified organic dairy products. Horizon has become the first dairy to offer nationwide distribution of organic fluid milk by establishing a national network of organic farm milk producers and processors and by building a nationwide customer base. From its position as the market leader in organic fluid milk sales, Horizon has leveraged its brand to create a full line of refrigerated organic dairy products.

   Horizon was founded in Boulder, Colorado in 1991 and introduced its first products, organic nonfat yogurts, in 1992. The Company introduced organic fluid milk in 1993, and since that time it has developed and introduced a number of new organic dairy products, including cottage cheese, hard cheese, butter and sour cream and more recently, organic citrus juices. Since 1995, the Company has focused its efforts on expanding and integrating a nationwide production, processing and distribution system.

  From 1992 to 1994, the Company contracted for the supply of organic fluid milk with CROPP, an organic dairy cooperative which during that period was located only in Wisconsin. In 1994, the Company made a strategic decision to begin developing its own organic milk supply. Accordingly, the Company began building a herd of organic cows and developing its own source of organic feed, and entered into a lease and management agreement with a subsidiary of Aurora Dairy Corporation ("Aurora") for a dairy farm in Idaho ("Sunrise"). These facilities became the Company's Idaho Dairy (the "Idaho Dairy") in fiscal 1997. Aurora is controlled by Marc Peperzak, the Chairman of the Company's Board of Directors. In fiscal 1997, in order to develop an organic farm milk supply for products sold in the Eastern United States, the Company began developing its second organic dairy farm in Maryland (the "Maryland Dairy"). Shipments of organic farm milk from the Maryland Dairy began in the first quarter of 1998. Horizon sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States.


Strategy

  Horizon's goal is to strengthen its position as the leading brand of organic dairy products and to continue to drive the growth of the organic dairy market. The key elements of Horizon's growth strategy include the following:

  Build Brand Awareness.   The Company believes that building the Horizon brand
and consumer loyalty will enable it to grow the organic dairy market and capture the majority of that growth. The Company believes that its distinctive product packaging, which stands out in crowded refrigerated dairy cases, is a key element to its branding strategy. Horizon intends to build additional brand awareness by continuing to educate consumers about the value of organic products, conducting consumer and trade promotions and by increasing its marketing spending as a percentage of sales. Horizon plans to focus its marketing efforts initially in highly-developed mass markets which have demonstrated market acceptance of organic products, such as Los Angeles, San Francisco, Denver and New York City.

  Expand Organic Fluid Milk Distribution in Mass Market.   The Company has
focused its resources on penetrating conventional supermarkets with organic fluid milk, which is a staple item for consumers with a high turnover rate for food retailers. The Company believes that introducing organic fluid milk as its initial product enables it to capture shelf space and gain credibility with retailers while creating consumer awareness of the Horizon brand. As demand for Horizon's organic fluid milk products develops in each conventional supermarket, Horizon is then able to introduce other organic dairy products, such as yogurt, cheese and butter.

  Extend Brand Identity.   The Company believes that it can continue to grow the
market for organic products through the introduction of additional organic dairy and non-dairy products. The Company believes that its distinctive, brightly-colored flying cow and earth logo appeals to a broad audience of consumers, particularly mothers and children, and is extendible to additional organic product categories. The Company intends to continue to build its family of products both through the internal development of organic dairy products which further leverage the Company's vertically-integrated production, processing and distribution system as well as through acquisitions, licensing and co-branding arrangements for other complementary organic products. For example, Horizon acquired the Juniper Valley Farms brand which included new product categories such as organic orange juice. The Company currently licenses its brand to Glenwood Foods, L.L.C. and NuCal Foods, Inc. for use in connection with the sale of organic eggs. In addition, the Company recently entered into its first international trademark licensing agreement with Takanashi Milk Products, Ltd. The three-year agreement includes provisions for the two companies to co-brand organic dairy products for the Japanese market. Horizon will consider other licensing and co-branding arrangements where the Company's organic dairy products can be used as ingredients in other organic products.

  Optimize Supply Chain Logistics. The Company intends to continue to focus on improving the logistics of producing and processing organic fluid milk and other organic dairy products, including reducing the transportation costs and delivery time for organic farm milk and finished goods. Horizon began operations with a single source of organic farm milk located in Wisconsin and a fluid milk processor located in Iowa which provided the Company's organic fluid milk to customers nationwide. Horizon has improved the efficiency of its supply chain by adding geographically-dispersed organic farm milk producers and processors. Horizon currently sources organic farm milk from producers in six regions across the United States and uses seven fluid milk processors.

  Increase Organic Farm Milk Supply.   Horizon believes that a strategically
located, proprietary organic farm milk supply is a significant competitive advantage in the organic dairy market. Horizon has established a proprietary supply through its ownership of two organic dairy farms combined with a long-term organic farm milk supply arrangement. In addition, with the acquisition of the Juniper Valley Farms brand, the Company acquired a significant network of farm milk producers located in New York. The Company intends to continue to expand its organic farm milk supply, both through supply arrangements with dairy cooperatives and independent farmers as well as through the possible establishment of additional Company-owned organic dairy farms.

  Optimize Use of Organic Farm Milk Components.   Horizon believes that its
ability to sell all of the components of its organic farm milk at a premium price is a key to increasing profitability and maximizing the value of the Horizon brand. To achieve that objective, the Company has developed a full line of organic dairy products which use all components of organic farm milk and a farm milk separator to capture excess butterfat, or "cream", which is then used to make value added organic dairy products such as organic butter and cream cheese. The separator also enables the Company to inventory for later sale the organic premium of the components of the organic farm milk in products such as cheese and non-fat dry milk powder.

  Enter New Distribution Channels.   Horizon believes that there is an
opportunity for growing the organic dairy market in additional distribution channels such as food service, food ingredients and international markets. In that regard, in 1998 Horizon entered into a technical services agreement to assist Takanashi Milk Products, Ltd., a Japanese dairy, in establishing an organic dairy in Japan to produce and market organic dairy products under the
Horizon brand.   That agreement was recently renegotiated as a trademark
licensing agreement.

Horizon Organic Dairy Standards

  Currently, there is a wide range of organic standards which are applied by a variety of state agencies and private certification organizations. Organic certification typically includes inspections of farm fields and operations, processing and distribution facilities; detailed record-keeping and periodic testing of soil and water; and review of the organic producer's comprehensive "organic plan" which details farm practices, documents product inputs and discusses all procedures. These procedures are designed to ensure that all producers, processors and transporters are meeting the applicable organic food standards. However, since some of these functions are outsourced, there is a risk that a third party could cause the Company to lose its organic certification with regard to some of the Company's product lots. See "Risk Factors--Risk of Loss of Organic Certification."

  The Company believes that its organic standards meet or exceed all currently existing and proposed governmental certification standards, as well as all significant private organic certification standards. The farm milk which Horizon sources from certified organic dairy farms is produced by cows which have not been treated with antibiotics or synthetic growth hormones, such as rBGH, and which are fed 100% organic feed. The farm milk which Horizon sources from newly-converted, certified organic dairy farms is produced by cows which have not been treated with antibiotics or synthetic growth hormones, and which are fed at least 65% organic feed for the first nine of the 12 months preceding their first milking and 100% organic feed for the 90 days preceding their first milking and thereafter. To be certified as organic, feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. Furthermore, Horizon's organic farm milk must be isolated from contact with conventional milk residue throughout the production and distribution process, from milking, through transporting, processing and packaging. All of Horizon's third party producers, processors and milk transporters currently are meeting the applicable organic food standards.

  In December 1997, the federal government published proposed national regulations to standardize organic certification requirements as part of the Organic Foods Production Act which was enacted as part of the 1990 United States Farm Bill. This law will provide for a minimum federal standard that all organic producers will have to follow in order to be "certified" organic, and will include a seal to provide consumers with assurance that products sold as "organic" meet these minimum standards. The Organic Trade Association anticipates that the final regulations will be implemented in 1999.

  Horizon believes that the proposed regulations under the Organic Foods Production Act, if adopted in the form initially proposed, would permit competitors to sell fluid milk and other dairy products labeled as "organic" which would not satisfy Horizon's internal organic standards. Horizon incurs significant costs to produce organic products which adhere to its rigorous standards, and competitors whose "organic" practices are not as rigorous may be able to compete with Horizon on the basis of price by producing lower cost "organic" milk and selling it at prices which undercut Horizon's prices. Horizon does not intend to lower its organic standards and intends to continue to compete on the basis of the quality and consistency of its products. There can be no assurance that Horizon will be able to compete successfully against lower cost competitors in any of its markets. In order to adhere to its philosophy and maintain its rigorous standards, the Company may make operational decisions that are inconsistent with maximizing short-term profits. However, the Company believes that such operational decisions will result in long-term benefits to the Company and its stockholders by maintaining the quality and reputation of the Company's products. See "Risk Factors--Risks Related to the Implementation of the Proposed Federal Organic Certification Regulations."

  Horizon's fluid milk and dairy products are certified organic primarily by Quality Assurance International, Inc., an accredited international private certification firm which performs inspection and organic certification for a variety of companies including Smuckers Beverage (a division of The J.M. Smucker Company) and Ventura Coastal Corp. The Company selected Quality Assurance International to certify its organic products because the Company believes Quality Assurance International is one of the leading accredited third-party certification groups in the United States. See "Risk Factors--Risk of Loss of Organic Certification."

Products

  Approximately 72% of Horizon's total net sales in fiscal 1998 were from sales of organic fluid milk products. The Company's next largest product line was its organic yogurt, which comprised approximately 10% of its total net sales and its organic butter products which comprised approximately 6.6% of its total net sales for the same period. The Company believes that introducing organic fluid milk as its initial product enabled it to capture shelf space and gain credibility with retailers while creating consumer awareness of the Horizon brand. As demand for Horizon's organic fluid milk products develops in each conventional supermarket, Horizon is then able to introduce other organic dairy products, such as yogurt, cheese and butter. Although the Company anticipates that its product mix will change over time as it introduces other organic dairy products in accordance with this business strategy, the Company does not believe that the product mix will change materially in the near term.

  Organic Fluid Milk Products. Horizon currently markets 21 SKUs of fluid milk under the Horizon brand. The April 1998 acquisition of the Juniper Valley Farms brand of organic products contributed significantly to the fluid milk product offerings.

  The Horizon brand organic fluid milk products are made by processing organic farm milk sourced from either the Company-owned dairy farms or other strategically located organic farm milk producers. The Company's processors use standard dairy industry homogenization and pasteurization methods. See "-- Production and Processing."

  The Horizon brand organic fluid milk products have distinct product packaging consistent with the Company's trade dress theme. See "--Marketing." The Company's sales and distribution strategy for its organic fluid milk products includes a network of natural foods distributors, dairy distributors and direct sales to supermarket chains. See "--Sales and Distribution."

  Other Organic Dairy and  Non-Dairy Products.   Horizon currently markets 36
SKUs of other (non-fluid milk) organic dairy products such as cheese, yogurt, butter, sour cream, and cottage cheese. In addition, Horizon offers 9 SKUs of the following organic non-dairy products: eggs and citrus juices. Following organic fluid milk, the Company's next largest product line, organic yogurt, has declined as a percentage of total net sales as the Company has introduced additional organic dairy products. Horizon's sales of organic yogurt products comprised approximately 10%, 14% and 17% of its net sales in fiscal 1998, 1997 and 1996, respectively. Horizon's sales of organic butter products comprised approximately 6.6% of its total net sales in fiscal 1998 up from 5.5% in fiscal 1997. The remainder of the Company's total net sales includes sales of its cheeses, cottage cheese, cream cheese, sour cream and immaterial sales of non-dairy products such as eggs and citrus juices.

    Yogurt.   Organic yogurt was the first product which the Company introduced when it was founded. The Company currently sells 17 SKUs of organic yogurt in a variety of flavors. Horizon is the leading brand of organic yogurt in conventional supermarkets. Horizon's organic yogurts are made by a dairy processor located in Wisconsin that combines the Company's organic skim milk with an organic "yogurt base" sourced from other certified organic producers, along with the Company's organic nonfat dry milk powder. The organic yogurt base includes a certified organic enzyme, fruit (or other flavoring, as applicable), and sugar. The Company's processor uses standard yogurt blending and pasteurization methods. See "--Production and Processing." Although the Company has chosen to use a single source for processing its organic yogurt products, the Company believes that there are alternative sources available which the Company could use without a material disruption to its business.

    Butter.   The Company introduced butter in 1996 and currently sells two
SKUs, salted and unsalted. Horizon's organic butters are made by a dairy processor located in California that uses a standard churning process on the "cream" which the Company produces at its Idaho Dairy and separates using its farm milk separator. See "--Production and Processing." The organic cream is mixed with an enzyme during the churning process. Although the Company has chosen to use a single source for processing its organic butter products, the Company believes that there are alternative sources available which the Company could engage without a material disruption to its business. See "--Production and Processing."

    Hard Cheese, Cottage Cheese, Cream Cheese and Sour Cream.   The Company
currently sells 17 SKUs of cheese and sour cream, including block cheeses and shredded cheeses. Horizon's organic cheese is made by several dairy processors in Wisconsin that use standard cheese processing methods. All cheese is made by combining 3% organic fluid milk with enzymes. The specific enzyme used determines the flavor of the cheese. The process involves curdling, followed by drying. A longer drying process produces a harder finished cheese. For example, cottage cheese is harvested immediately after the curdling process, prior to drying. Hard cheddar cheese is harvested after being dried for an extended period of time. The Company's sour cream is processed using the same method, but with different enzymes and no drying. The Company's shredded cheeses are cut by the dairy processor. See "--Production and Processing."

    Citrus Juices.   In September 1998, Horizon introduced a line of chilled,
not-from-concentrate, pasteurized, certified organic juices. The Company currently sells 3 SKUs, orange juice with pulp, orange juice without pulp and ruby red grapefruit juice. Horizon sources its organic oranges and ruby red grapefruits from premium growers in Florida and California and then partners with top juice processors and packers in the two states. During production, the juices, which are not from concentrate and contain no added sugar or water, are flash pasteurized. Both orange juices contain a blend of Valencia and other orange varieties that deliver an exceptionally sweet rich taste.

  The Horizon brand dairy products each carry the Horizon brightly-colored flying cow and earth logo and bright colors as well as, except for certain yogurt flavors, the red, yellow and blue colors which are part of the Company's trade dress theme. The Horizon organic citrus juice products also carry the Horizon brightly-colored flying cow and earth logo and bright colors which are part of the Company's trade dress theme. See "--Marketing." The Company's sales and distribution strategy for its products involves a network of natural foods distributors, dairy distributors and direct sales to supermarket chains. Because of their relatively long shelf life, the Company's products are typically stored at public warehouses located in San Francisco and Chicago and at a warehouse located outside of New York City. See "--Sales and Distribution."


Marketing

  Horizon's marketing strategy is designed to continue to build awareness of the Horizon brand and generate consumer loyalty. The Company believes that its distinctive product packaging, which stands out in crowded refrigerated cases, is a key element to its branding strategy. All of the Company's organic fluid milk and other dairy products carry the Company's distinctive, brightly-colored flying cow and earth logo. In addition, all of the Company's organic fluid milk products and certain of the Company's other organic dairy products are packaged using the bright red, yellow and blue colors which are part of the Company's trade dress theme. In addition, the Company uses its packaging to carry educational information about the value of organic products. For example, the Company's half gallon fluid milk product packaging carried information about the Organic Foods Production Act, including the Company's position on the Act and the USDA's address to which consumers could send comments.

  Horizon also engages in other traditional consumer and trade marketing activities, including public relations activities, consumer coupons, product sampling and trade promotions. Horizon plans to increase its marketing spending as a percentage of sales as part of its strategy to increase consumer awareness of the Horizon brand and the value of organic products through additional consumer-oriented marketing activities, such as consumer promotions and advertising. Horizon plans to focus these efforts initially in highly developed mass markets which have demonstrated market acceptance of organic products, such as Los Angeles, San Francisco, Denver and New York City.

  Horizon's marketing strategy also includes leveraging the Company's increasingly well-known brand by extending it to new product categories. For example, the Company currently licenses its brand to Glenwood Foods, L.L.C. and NuCal Foods, Inc. for use in connection with the sale of organic eggs. In addition, the Company recently entered into its first international trademark licensing agreement with Takanashi Milk Products, Ltd. The three-year agreement includes provisions for the two companies to co-brand organic dairy products for the Japanese market. Horizon will consider other licensing and co-branding arrangements where the Company's organic dairy products can be used as ingredients in other organic products.

Sales and Distribution

  Horizon's sales and distribution strategy is focused on building the Horizon brand nationwide in conventional supermarkets while maintaining its leading position in natural foods stores. Horizon's sales and distribution strategy is similar for both its organic fluid milk products and its other organic dairy products. Horizon currently offers 66 SKUs of premium-priced organic products under the Horizon brand. Horizon estimates that it is currently selling its organic products in over 5,000 retail locations, including conventional and natural foods supermarkets, specialty retailers and natural foods stores. Horizon distributes its products to retailers across the United States through natural foods distributors, dairy distributors and directly to supermarket chains. Horizon's sales team includes regional sales managers who are responsible for all selling activities and customer relationships as well as managing a network of food brokers to facilitate selling and distribution to, and in-store merchandising for, retailers. The field sales personnel work closely with Horizon's internal customer service team to meet the daily order and logistic needs of the Company's customers. In addition, Horizon conducts national marketing programs with the two largest natural foods retailers, Whole Foods Markets and Wild Oats Markets.

  Horizon's distributors generally deliver the Company's products directly to retail stores. Horizon's retail supermarket chain customers typically take delivery of Horizon's products at the customer's distribution warehouse. In fiscal 1998, the Company's largest account was United Natural Foods, a national distributor which is comprised of five regional distributors who have independent purchasing arrangements with the Company. For such period, these five regional distributors accounted for approximately 20% of the Company's sales.

  In June 1998, Horizon entered into agreements with Suiza Foods Corporation ("Suiza"), a leading manufacturer and distributor of fresh milk and related dairy products. The Company believes that its relationship with Suiza will provide it with opportunities to enhance the Company's market penetration in a number of key markets nationally. See "--Strategic Relationships."


Competition

  The dairy business is highly competitive. It consists of a range of competitors, including large, conventional dairies, large food companies with well-established dairy product brands and retailers with private-labeled fluid milk and other products which together occupy a significant portion of the available shelf space in Horizon's target retail markets.

  The Company's principal competitors in the market for organic fluid milk vary by region and include Organic Cow of Vermont, Inc. (a regional organic dairy located in New England), Organic Valley/CROPP Cooperatives (which is marketed by CROPP, a dairy cooperative located in Wisconsin which supplies the Company with organic fluid milk), Alta Dena Certified Dairy (a regional organic dairy located in Southern California) and Straus Family Creamery (a regional organic dairy located in Northern California). Many of these competitors also sell other organic dairy products in competition with Horizon on a national basis.

  The Company's principal competitors in the market for organic dairy products also vary by region, and include the competitors who sell organic fluid milk as well as Stonyfield Farm (a national organic and conventional dairy located in New Hampshire), Springfield Creamery (a regional organic and conventional dairy located in Oregon) and Brown Cow West, Inc. (a regional organic and conventional dairy located in Northern California). The Company's principal competitor for organic citrus juices is Pavich Farms (a national producer and distributor of organic produce and juice located in Terra Bella, CA) In addition, Horizon expects increased competition from new and existing competitors in its market and there can be no assurance that the Company will be able to compete effectively in the future.

Production and Processing

  Horizon has established an extensive, vertically-integrated production, processing and distribution system, which includes two Company-owned organic dairy farms, relationships with strategically-located organic farm milk producers, a Company-owned farm milk separator and a network of geographically-dispersed dairy processors. Since 1995, Horizon has focused its resources on improving this vertically integrated system to continuously reduce the cost of producing, processing and transporting organic fluid milk to retail stores and to improve product shelf life. Horizon began operations with a single source of organic farm milk located in Wisconsin and a fluid milk processor located in Iowa which delivered the Company's organic fluid milk to customers nationwide. Horizon has improved the efficiency of its supply chain by adding geographically dispersed organic farm milk producers and processors. Horizon currently sources organic farm milk from producers in six regions across the United States and uses five fluid milk processors.

  Organic Milk Supply.   The Company uses its organic farm milk supply in the
production of all of its organic dairy products, including its organic fluid milk products as well as its other organic dairy products. See "--Products." The majority of Horizon's organic farm milk is produced at the Company's Idaho Dairy, where the Company also grows a significant amount of organic feed and performs first stage farm milk processing. The Idaho Dairy encompasses over 3,800 acres, including almost 2,000 acres of certified organic cropland, and has approximately 5,000 certified organic milking cows. In fiscal 1998, the Idaho Dairy provided over 75% of Horizon's requirements for organic farm milk. The Company uses a farm milk separator at its Idaho Dairy to capture excess butterfat, or "cream", which is then used to make value-added organic dairy products such as butter and cream cheese. The separator also enables the Company to inventory for later sale the organic premium of the organic farm milk in products such as cheese and non-fat dry milk powder.

  In 1997, Horizon completed construction of the Maryland Dairy, a strategically located milk supply, from which Horizon supplies farm milk for products sold in the Eastern United States. The Maryland Dairy encompasses over 450 acres, which the Company anticipates will be able to produce certified organic feed on the farmland in the third quarter of 2000. The Maryland Dairy began milking its first certified organic cows in March 1998. The Company currently has a permit to maintain 556 certified organic cows at the Maryland Dairy, while the milk parlor is designed to milk 1,000 cows per day. The Company's ability to operate the Maryland Dairy profitably depends, in part, on its ability to secure operating permits for additional cows. The Company plans to apply for additional permits over the next 12 months. The permitting process will require that the Company make additional capital expenditures at the Maryland Dairy to accommodate the addition of such cows. There can be no assurance that the Company will be able to obtain the requisite permits to increase the number of cows at the Maryland Dairy. See "Risk Factors--Risks Related to Establishing New Organic Dairy Farms."

  The Company sources the remainder of its farm milk supply from small independent farmers and dairy cooperatives, including CROPP, a dairy cooperative consisting of over 100 independent dairy farmers located principally in Wisconsin. CROPP sells organic fluid milk and other dairy products in competition with the Company under the Organic Valley brand. In connection with the Juniper Valley Farms brand acquisition, Horizon acquired supply agreements with a network of certified organic dairy farmers in New York. Horizon intends to supply products to markets in the Northeastern United States sourced from these organic dairy farmers.

  As with most agricultural products, the supply of organic farm milk used by the Company can be affected by a number of factors beyond the Company's control. The Company is particularly susceptible to these factors because there are relatively few qualified suppliers and because more than half of the Company's current milk supply originates from the Company's dairy farms. See "Risk Factors--Risks Related to Organic Farm Milk Cost and Supply."

  Processing. Organic fluid milk is produced to order and must be shipped immediately so that it arrives at retail stores with the maximum shelf life. Deliveries of organic farm milk to dairy processors must be timed to arrive when the dairy processors have cleaned their equipment of all conventional milk residue. The Company's other organic dairy products have longer shelf lives and therefore do not have the same timing requirements as the Company's organic fluid milk products, however processors must be located within a reasonable distance from the

Company's sources of organic farm milk. To address processing logistics, Horizon has a strategically located, nationwide network of processors who manufacture and package the organic fluid milk and other organic dairy products for distribution to Horizon's customers. See "--Products."

   Horizon has a national network of 17 dairy processors which process the Company's organic farm milk into refrigerated organic fluid milk and other organic dairy products. In addition, it has four processors which produce organic citrus juices. The Company also uses three refrigerated warehouses where it inventories organic dairy products. The costs associated with processing arrangements are included in the cost of sales. These costs include the cost of processing as well as payments which Horizon makes to processors which are then paid into the Federal Milk Market Order System. The Company's product sales mix affects its overall gross margin since processing costs vary by product. Although the Company has a long-term processing agreement with Worcester Creameries Corp. ("Worcester"), and processing and distribution agreements with certain Suiza subsidiaries, it does not have written agreements with its other processors.

  Transportation.   Transportation costs represent a significant portion of the
Company's cost of sales. Horizon outsources all of the inbound and outbound transportation of organic farm milk from the producers to the processing plants as well as the transportation of finished goods from the processing plants to the point of distribution. Horizon continuously strives to reduce transportation costs by strategically locating producers and processors as close as possible to customers.


Intellectual Property Rights

  The Company's logo and product packaging are integral to the success of the Company, and the Company intends to take action to protect against imitation of its logo and packages and to protect its trademarks and copyrights as necessary. The Company currently has five registered trademarks and ten trademark applications pending. The Company's trademark registrations can be renewed perpetually provided that the Company files an affidavit with the United States Patent and Trademark Office between the fifth and sixth year anniversary of the trademark registration date which states that the Company has been using the registered trademark on a continual basis in interstate commerce; and further provided that the Company files a renewal notice at the end of each ten year anniversary of the trademark registration date. The Company's five trademark registrations were obtained between 1994 and 1996 and will be able to be renewed beginning 2004. There can be no assurance that other third parties will not infringe or misappropriate the Company's trademarks, trade dress and other proprietary rights.

  In addition, the Company has developed substantial trade secrets and know-how regarding the operation of organic dairy farms and caring for livestock without the use of antibiotics or other drugs. Horizon also has proprietary product formulations and processes and has built up proprietary sources of organic ingredients. However, there can be no assurances that some or all of the trade secrets and other know-how that Horizon considers proprietary could be developed, could otherwise become known by others or could be deemed to be public domain.


Government Regulation

  United States Dairy Support Program and Federal Milk Marketing Order Program. The Company's primary raw ingredient for its organic dairy products is organic farm milk. The wholesale price of farm milk purchased from dairy producers by dairy processors for fluid milk bottling is determined based on a combination of factors including supply and demand and federal and state regulations. The federal government regulates minimum farm milk pricing through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for farm milk. Organic milk is presently considered to be the same as farm milk for federal and state minimum pricing purposes. The Company pays organic dairy producers, on a current basis, amounts significantly in excess of the minimum prices required by federal, state or regional authorities. As a result of these regulations, the Company also must pay "pooling charges" and "compact over-order charges" and administrative assessments for government mandated marketing programs. These pooling, compact and administrative assessment charges are assessed retroactively on a monthly basis, and the pooling and compact charges are not known or predictable in advance. Should the amount of such charges increase to levels higher than anticipated by the Company, or should the Company become obligated to pay charges under other state programs, like it does in New England, its business, financial conditions and results of operations may be materially adversely affected. For 1998 and 1997, the Company paid over $750,000 and $500,000, respectively, for pooling, compact and administrative assessment charges.

  On a monthly basis federal and state market orders determine the minimum price processors are required to pay for farm milk. Farm milk which is used to produce fluid milk is categorized as Class I, cultured products and ice cream as Class II, and butter, powdered milk and hard cheese as Class III and Class III-A. The market orders set the "basic formula price" per one hundred pounds of Class III milk, and establish incremental increases in the price for Class I and Class II milk. Class I differentials are based on the location of the plant while Class II differentials are the same in all market orders. Additionally, processors pay a "butterfat differential" based on whether the milk contains more or less than 3.5% butterfat.

  The price actually paid by processors is based on the market order price discussed above plus administrative and handling fees and premiums that may be shared by the cooperative or independent producer. Cooperatives also generally provide a receiving credit to processors which is based on processing plants receiving deliveries evenly seven days a week. Payments for the market order price and for the Class I and butterfat differentials are coordinated through the market order administrator, but payments for premiums and other fees charged by the producer are made directly to the cooperative or independent producer. As a result of this pricing mechanism, processors in the same market order areas pay essentially the same price for farm milk, and there is rarely any shortage in the amount of farm milk available for Class I or Class II products. Dairy producers receive a minimum blended price for their farm milk based upon the total "pool" of dollars paid by processors in a given geographical region and pursuant to these regulations. This process is known as "pooling" and the difference between the farmers' blended or uniform price and the amount actually paid by the processor for the milk is a "pooling charge."

  The Company contracts with milk processors to process fluid milk and is responsible through those processors for these minimum farm milk prices, pooling charges, compact charges and administrative assessments, the costs of which are passed through to the Company by the processors of the organic milk. As a practical matter, however, the Company pays the organic dairy producers amounts significantly in excess of the minimum prices required by federal, state or regional authorities. The "pooling" of minimum price milk proceeds by these regulatory authorities does affect the actual minimum payments received by organic dairy producers and can affect the Company's total costs which are tied through milk supply contracts to the underlying formula prices.

  In addition, states in New England have established, and certain other states are in the process of attempting to form, regional milk-price compacts designed to provide farmers within the compact states with a minimum price which will result in higher milk prices than the federally mandated minimum prices. For example, the Northeast Interstate Dairy Compact has resulted in farm milk prices higher than federal order minimum prices. These charges are assessed as "compact over-order charges." As with the federal milk market orders, these charges are not known or predictable in advance and may increase the Company's costs.

  Federal price support programs set the price the federal government will pay for certain products such as hard cheese and non-fat dry milk; this support price program can influence the Class III and Class III-A prices for milk which in turn can impact the fluid milk price which is derived from the Class III price. The federal government is phasing out price supports through 1999, at which time price supports will be replaced with a loan program under which loans for specified products will be available at the reduced 1999 support price.

  The USDA has proposed new rules for the federal milk marketing order program which have been published for public comment. The comment period expired April 30, 1998. The USDA has recently rejected a proposal to establish a temporary price floor for farm milk. The outcome of the USDA's other proposed rules are uncertain.

  Since Horizon, as a milk processor, pays significantly more than any regulated minimum prices, management does not believe that these matters should have a material adverse effect on the Company's business; however, neither the final form of any new federal regulations or existence or location of state compacts, the raw milk price level, pooling or compact charges, nor the effect of such matters on the Company can be predicted with any certainty.

  Organic Certification.   The federal government has proposed national
regulations to standardize organic certification requirements as part of the Organic Foods Production Act which was enacted as part of the 1990 United States Farm Bill. The final regulations are expected to be implemented in 1999. Horizon believes that its own long-standing rigorous standards exceed both the existing organic certification requirements and the proposed regulations under the Organic Foods Production Act.

  CAFO Regulations.The United States Environmental Protection Agency (EPA) and various state environmental agencies regulate Concentrated Animal Feed Operations (CAFOs) to ensure compliance with animal waste management limitations. CAFOs with more than 1,000 Animal Units (AUs) or those with more than 300 AUs discharging directly into the waters of the United States are required to obtain a National Pollution Discharge Elimination System (NPDES) permit. CAFOs are required to limit discharge of animal waste through lined wastewater retention structures (i.e., lagoons) and are subject to site investigation for analysis of compliance. Horizon management believes that those of its farms which qualify as CAFOs are presently in compliance with CAFO regulations. These regulations have not had a material impact on the Company's level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have in the foreseeable future.

  Other Environmental Regulations. The Company is subject to certain federal, state and local environmental regulations. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended; the Resource Conservation and Recovery Act, as amended; the Federal Water Pollution Control Act; and their state and local counterparts and equivalents.

  The Company maintains aboveground or underground petroleum storage tanks at two of its facilities. These tanks are periodically inspected to determine compliance with applicable regulations. The Company may be required to make expenditures from time to time in order to remain in compliance with such regulations.

  Public Health Regulations. Horizon is extensively regulated under federal, state and local laws. Regulation at the federal, state and local levels is subject to change. As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration (FDA). This comprehensive regulatory scheme governs manufacturing (including composition and ingredients), labeling, packaging and food safety. The FDA regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices and regulations. In addition, the FDA specifies the standards of identity for certain foods, including many of the products sold by the Company, prescribes the format and content of certain nutrition information required to appear on food product labels and approves and regulates claims of health benefits of food products.

  In addition, the FDA enforces the Public Health Services Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The Company and its products are also subject to state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for the Company's products, inspection of the Company's facilities and regulation of the Company's trade practices in connection with the sale of dairy products.

  Each of the Company's processors maintains quality control laboratories to test milk, other ingredients and finished products, including Horizon's products. Product quality and freshness are essential to the successful retail distribution of dairy and refrigerated dairy products. To monitor product quality at its facilities, the Company maintains quality control programs to test products during various processing and packaging stages. Each dairy manufacturing facility has its own staff of technicians who monitor products to maintain high quality formulations and to protect against contamination.

  Employee Safety Regulations. The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act of 1970, as amended (OSHA). These regulations require the Company to comply with certain manufacturing, health and safety standards.

  Compliance with existing or new regulations may require the Company to make significant capital expenditures and otherwise to incur higher costs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may be subject to additional laws or regulations administered by the USDA or other federal, state, foreign or local regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company cannot predict the nature of such future laws, regulations, interpretations, or applications, nor can it predict what effect additional government regulations or administrative orders, when and if promulgated, would have on its business in the future. Such laws could, however, require the reconfiguration of production, processing and transportation methods of the Company's products, including but not limited to more onerous food safety, labeling, and packaging requirements; increased compliance regulations for waste management; increases in transportation costs; higher costs under the Federal Milk Marketing Order System or similar state programs; and greater uncertainty in production and sourcing estimates. Any or all such government actions could have a material adverse effect on the Company's business, financial condition and results of operations.


Acquisitions

   On April 8, 1998, the Company completed the acquisition of the Juniper Valley Farms brand of organic dairy products from Worcester, an affiliate of Elmhurst Dairy (a large regional conventional dairy). In connection with the acquisition of the Juniper Valley Farms brand, Horizon also acquired supply agreements with a significant network of organic dairy farmers in New York and entered into a long-term processing agreement with Worcester. As a result of the acquisition, the Company recognized approximately $6.3 million of goodwill and other intangibles which are being amortized over 15 years.


Strategic Relationships

  In 1998, Horizon entered into agreements with Suiza, a leading manufacturer and distributor of fresh milk and related dairy products. The Company believes that its relationship with Suiza will provide it with opportunities to enhance the Company's market penetration in a number of key markets nationally. The Company's arrangement with Suiza includes processing and distribution agreements with certain of Suiza's subsidiaries. Horizon's relationship with Suiza includes five-year processing and distribution agreements with two of Suiza's subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada, which currently processes organic fluid milk for Horizon; and Garelick Farms, a fluid milk processor and distributor with several locations in the Northeastern United States. The processing and distribution agreements generally provide that both Model Dairy and Garelick Farms will distribute all SKUs of Horizon's organic fluid milk products which are available for sale in their respective territories. The Company also moved the processing of its organic chocolate milk and organic cottage cheese to two Suiza owned facilities in California.


Employees

  As of December 31, 1998, the Company had 136 full-time employees and two part-time employees. Management believes that the Company's relations with its employees are good.

ITEM 2. PROPERTIES

  Horizon has two production facilities, the Idaho Dairy and the Maryland Dairy. The Idaho Dairy consists of over 3,800 acres, including 22,755 square feet of production and office space. Horizon owns this property, which serves as security for the Idaho Dairy loan with Farm Credit Services. The Maryland Dairy consists of over 450 acres, including 109,059 square feet of production and office space (including barns). Horizon owns this property which serves as security for two notes payable with Peoples Bank of Kent County, Maryland. Horizon also leases a 13,050 square foot facility in Longmont, Colorado for its corporate headquarters. The Company believes that its facilities are suitable for the Company's purposes.


ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the Company's business. The Company is not involved in any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock began trading publicly in the over-the-counter market through the NASDAQ National Market under the symbol "HCOW" on July 2,
1998.   Prior to that date, there was no public market for the Common Stock.
The closing price of the Company's Common Stock as reported on the NASDAQ National Market as of March 1, 1999 was $15.75 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, markdowns or commissions.

                                                                                       High             Low
                                                                                   -------------  ----------------
For the Fiscal Year Ended December 31, 1998:
  Third Quarter..................................................................         $19.93            $12.75
  Fourth Quarter.................................................................         $16.25            $10.75

  The Company has not declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and financial condition of the Company. In addition, the Company's line of credit with U.S. Bancorp prohibit the payment of dividends.

  As of March 1, 1999, there were approximately 258 holders of record of the Company's Common Stock.

  Since January 1, 1998, the Company has sold and issued the following unregistered securities:

1. On January 6, 1998, the Company issued 1,923 shares of its Common Stock at a cash price of $6.50 per share to a consultant in consideration for services rendered.

2. On January 2, 1998, the Company issued 2,000 shares of its Common Stock at a cash price of $6.50 per share to a consultant for services rendered.

3. On April 8, 1998, the Company issued warrants to purchase an aggregate of 3,500 shares of Common Stock at an exercise price of $8.00 per share to a financial advisor.

4. On July 8, 1998, the Company sold to Suiza 1,100,000 shares of Common Stock pursuant to a private placement. Suiza purchased the shares for $11.00 per share.

5. On July 29, 1998, the Company issued 335 shares of Common Stock at a cash price of $14.876 per share to directors for services rendered.

6. On October 29, 1998, the Company issued 410 shares of Common Stock at a cash price of $12.125 per share to directors for services rendered.

7. On December 9, 1998, the Company issued 779 shares of Common Stock at a cash price of $5.335 for the exercise of warrants.

8. On December 22, 1998, the Company issued 42,570 shares of Common Stock at a cash price of $5.335 for the exercise of warrants.

  The sales and issuances of securities in the transactions described in paragraphs (1) through (8) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated under the Securities Act. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

  A portion of the net proceeds from the initial public offering were used to repay principal and accrued interest as follows (in thousands):

Revolving line of credit                                                       $     9,310
Unsecured subordinated promissory notes                                              3,601
Senior subordinated promissory notes                                                 3,196
Non-interest bearing secured promissory note due July 8, 1998                        4,000
Term loan due July 31, 1998                                                          2,004
Other liabilities                                                                      101
                                                                               -----------
  Total                                                                        $    22,212
                                                                               ===========

  In addition to the repayment of debt and other liabilities above, the Company has used proceeds from the initial public offering for working capital requirements and purchases of equipment.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The selected financial data information below presents consolidated financial information of the Company. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes, included herein.


                                                                                         Fiscal Year Ended
                                                                       -----------------------------------------------------
                                                                       Dec. 31,   Dec. 31,   Dec. 28,   Dec. 31,   Dec. 31,
                                                                         1998       1997       1996       1995       1994
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                              (in thousands, except per share data)
Consolidated Statements of Operations Data:
 Net sales...........................................................   $49,360    $29,565    $15,986     $7,246     $3,436
 Cost of sales(1)....................................................    32,615     22,639     11,425      5,517      2,564
                                                                        -------    -------    -------     ------     ------
 Gross profit........................................................    16,745      6,926      4,561      1,729        872
 Selling expenses....................................................    11,007      5,656      3,270      1,620        478
 General and administrative expenses(2)..............................     3,338      2,384      1,066        633        298
                                                                        -------    -------    -------     ------     ------
 Operating income (loss).............................................     2,400     (1,114)       225       (524)        96
 Other income (expense), net(3)......................................      (825)    (1,108)      (184)      (122)         3
                                                                        -------    -------    -------     ------     ------
 Income (loss) from continuing operations before income taxes,
  minority interest and extraordinary item...........................     1,575     (2,222)        41       (646)        99

 Income tax benefit (expense)........................................      (675)       513        (14)        30         --
 Minority interest in loss of subsidiary(4)..........................        --        687         --         --         --
                                                                        -------    -------    -------     ------     ------
 Income (loss) from continuing operations............................       900     (1,022)        27       (616)        99
 Net income (loss) from discontinued dairy operations, net(5)........        --         --         --        107       (533)
 Extraordinary item, net of income tax(6)............................      (414)        --         --         --         --
                                                                        -------    -------    -------     ------     ------
 Net income (loss)...................................................   $   486    $(1,022)   $    27     $ (509)    $ (434)
                                                                        =======    =======    =======     ======     ======
 Net income (loss) per basic share(7)................................      $.07      $(.23)      $.01      $(.18)     $(.20)
                                                                        =======    =======    =======     ======     ======
 Net income (loss) per diluted share(7)..............................      $.06      $(.23)      $.01      $(.18)     $(.20)
                                                                        =======    =======    =======     ======     ======
 Weighted average shares outstanding:
  Basic..............................................................     7,339      4,488      3,264      2,791      2,120
  Diluted............................................................     7,742      4,488      3,283      2,791      2,120

Consolidated Balance Sheet Data:
 Cash and cash equivalents...........................................   $14,384    $   404     $  600    $     5    $    41
 Working capital (deficit)...........................................    28,298      2,935        414     (1,016)    (1,109)
 Total assets........................................................    69,356     32,737      5,232      2,414      4,259
 Long-term debt......................................................     4,923     17,960         --         --        500
 Total stockholders' equity (deficit)................................    55,970      8,886      3,264        798      1,057

(1) Prior to fiscal 1997, the Company recorded its share of the losses of Sunrise Organic Farms, Inc. ("Sunrise") in other income (expense), net. As a result of the acquisition of the remainder of Sunrise in May 1997, a loss of $1.3 million is included in cost of sales for fiscal 1997.
(2) Includes $448,000 of expenses during fiscal 1997 relating to pre-operating costs associated with the Maryland Dairy.
(3) Includes the Company's share of the losses of Sunrise relating to its minority interest in Sunrise. The Company's shares of these losses were $158,000 and $85,000 for fiscal 1996 and 1995, respectively, of which $77,000 and $44,000, respectively, represents the Company's proportionate equity in losses recognized by Sunrise.

(4) The results of operations of Sunrise have been included in the Company's consolidated statements of operations from January 1, 1997, with an offsetting minority interest recorded, covering the period in which Sunrise was not 100% owned by the Company, of $687,000 during fiscal 1997.
(5) On May 30, 1995, the Company transferred the assets and liabilities of its dairy operations to Sunrise in exchange for Sunrise common stock. The Company's dairy operations as well as the gain on the disposal have been reflected as discontinued operations in the consolidated statements of operations in fiscal 1995 and 1994. The loss on the dairy operations in fiscal 1995 of $406,000 was offset by a gain on disposal of the dairy operations of $513,000 and in 1994 was $533,000.
(6) The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $667,000. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000, in the Company's consolidated statements of operations for the year ended December 31, 1998.
(7) Net income (loss) per share is computed using the weighted average number of common shares (basic) and common and common equivalent shares (diluted) outstanding during the period. See Note 2 to the Company's Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."


Overview

  Horizon produces, processes and markets the leading brand of certified organic fluid milk and a fullline of refrigerated certified organic dairy products. Horizon has become the first dairy to offer nationwide distribution of organic fluid milk by establishing a national network of organic farm milk producers and processors and by building a nationwide customer base. From its position as the market leader in organic fluid milk sales, Horizon has leveraged its brand to create a full line of refrigerated organic dairy products.

  Formation and Structure of the Company.   Horizon was founded in Boulder,
Colorado in 1991 and introduced its first products, organic fat free yogurts, in 1992. The Company introduced organic fluid milk in 1993, and since that time it has developed and introduced a number of new organic dairy products, including cottage cheese, hard cheese, butter and sour cream. Since 1995, the Company has focused its efforts on expanding and integrating a nationwide production, processing and distribution system.

  From 1992 to 1994, the Company contracted for the supply of organic fluid milk with an organic dairy cooperative which during that period was located only in Wisconsin. In 1994, the Company made a strategic decision to begin developing its own organic milk supply. Accordingly, the Company began building a herd of organic cows and developing its own source of organic feed, and entered into a lease and management agreement with Sunrise Organic Farms, Inc. ("Sunrise") a subsidiary of Aurora Dairy Corporation ("Aurora") for a dairy farm in Idaho. These facilities became the Company's Idaho Dairy in fiscal 1997. Aurora is controlled by Marc Peperzak, the Chairman of the Company's Board of Directors. In order to develop an organic farm milk supply for products sold in the Eastern United States, in 1997, the Company began developing the Maryland Dairy. Shipments of organic farm milk from the Maryland Dairy began in the first quarter of 1998. In April 1998, the Company acquired the Juniper Valley Farms brand, the leading brand of organic dairy products in the metro New York market.

  Customers, Revenue Recognition and Marketing.   Horizon's organic products are
sold in conventional and natural foods supermarkets, specialty retailers and natural foods stores. Horizon's customers include natural foods distributors, dairy distributors and supermarket chains. Once processed, products are either delivered to, or picked up by the customers. Revenue is recognized at the time of shipment or pick up. Sales to new customers are at times made on a 90-day guaranteed basis; if the customer is unable to sell all of the Company's products during the first 90 days after it becomes a Horizon customer, the Company buys back the excess inventory. Historically, the Company has experienced a return rate of approximately 1% of sales under this guarantee. Sales under this provision are not significant. Horizon engages in a range of consumer and trade marketing activities, and in the future, plans to increase its marketing spending as a percentage of sales.

  Internal Production of Milk.   In establishing the Idaho Dairy and the
Maryland Dairy, the Company made a substantial investment in organic dairy herds and in converting the farmland to provide a source of organic feed. Horizon's animal care and facility maintenance costs are significantly higher than conventional dairies.

  The Company began converting the Idaho Dairy farm land to organic in 1994, but due to the three-year growing requirement to be certified organic the feed grown on the farmland was not certified as organic until 1997. The Company began converting the Maryland Dairy to organic in 1997 and expects that it will be certified organic beginning in 2000. From 1994 through 1996, the Company purchased all of its organic feed from third party suppliers, and the Company continues to purchase a majority of organic feed on the open market.

  The Company sells the feed it grows which it cannot certify as organic as conventional feed at conventional prices. Since the prices of conventional farm milk and feed historically have been significantly lower than organic, the Company has experienced, and expects to continue to experience, lower gross profit during periods when its Company-owned dairy farms are being converted to organic.

  The cost of farm milk from the Idaho Dairy and the Maryland Dairy is significantly influenced by the Company's ability to operate these dairy farms at capacity. The Idaho Dairy achieved milking capacity in December 1997. During 1998, the Company's Maryland Dairy achieved permitted milking capacity (556 head). However, the Company's ability to operate the Maryland Dairy at maximum capacity (1,000 head) will depend, in part, on its ability to secure operating permits for additional cows. In Maryland, the Company must obtain a Waste Water Discharge Permit from the Maryland Department of Environment. The permitting process will require that the Company make additional capital expenditures at the Maryland Dairy to accommodate the addition of such cows. There can be no assurance that the Company will be able to obtain the requisite permits to increase the number of cows at the Maryland Dairy.

  The Company follows generally accepted accounting principles for farm accounting. Cows are depreciated using the straight-line method over five years commencing with their first milking. The capitalized cost of each cow is based on the purchase price plus pre-production costs. The Idaho Dairy and the Maryland Dairy sell organic farm milk to Horizon at an inter-company transfer price which the Company believes approximates fair value. All inter-company sales have been eliminated in the Company's consolidated financial statements.

  Purchase of Organic Milk from Third Party Producers.   In order to augment its
internal supply of organic farm milk, the Company contracts with various organic farmers and cooperatives throughout the United States. Except for one contract which extends through December 2002, these contracts are generally for twelve to twenty-four months and are renewable upon agreement by the Company and the producer. All production contracts require that the Company purchase minimum quantities of organic farm milk. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference between the Company's purchase price and the conventional price in cost of sales. See "Risk Factors--Risks Associated with Conventional Dairy Prices " and "--Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Marketing Order Program."

  The prices which the Company pays some of its third party producers are based on a fixed mark-up from the price for conventional farm milk. Changes in the price of conventional farm milk and the availability of organic farm milk directly affect the Company's cost of organic farm milk. See "Risk Factors-- Risks Associated with Conventional Dairy Prices " and "--Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Marketing Order Program."

  Milk Processing. Horizon has a national network of 17 dairy processors which process the Company's organic farm milk into refrigerated organic fluid milk and other organic dairy products. In addition, it has four processors which produce organic citrus juices. The Company also uses three refrigerated warehouses where it inventories organic dairy products. The costs associated with processing arrangements are included in the cost of sales. These costs include the cost of processing as well as payments which Horizon makes to processors which are then paid into the Federal Milk Market Order System. The Company's product sales mix affects its overall gross margin since processing costs vary by product. Although the Company has a long-term processing agreement with Worcester and processing and distribution agreements with certain Suiza subsidiaries, it does not have written agreements with its other processors.

  Sales.   Horizon's sales of organic fluid milk products comprised
approximately 72% of its total net sales with $35.6 million, $20.8 million and $12.3 million in sales in fiscal 1998, 1997 and 1996, respectively. The Company's next largest product line, its organic yogurt products, has been declining as a percentage of total net sales as the Company has introduced additional organic dairy products. Horizon's sales of organic yogurt products comprised approximately 10%, 14% and 17% of its net sales with $5.1 million, $4.0 million and $2.7 million in sales in fiscal 1998, 1997 and 1996, respectively. Horizon's sales of organic butter products comprised approximately 7% of its total net sales with $3.3 million, $1.7 million and $671,000 in fiscal 1998, 1997 and 1996, respectively. The remainder of the Company's total net sales includes sales of its cheeses, cottage cheese, cream cheese, sour cream and sales of non-dairy products such as eggs and citrus juices which were introduced at the end of 1998. Although the Company anticipates that its product mix will change over time as it introduces other organic dairy products in accordance with its business strategy, the Company does not believe that the product mix will change significantly in the near term. See "Business-- Products."

  Government Regulation of Milk Pricing.   The Federal Milk Market Order System
was developed to ensure the availability of farm milk for certain products such as fluid milk and to provide minimum prices for farm milk regardless of how the farm milk is actually used (i.e., whether it is used for a high value product like fluid milk or a lower value product like non-fat dry milk powder). The processor is responsible for paying fees to the Federal Milk Market Order System. Dairy processors pass through these "pooling" charges to dairies, like the Company, through their prices for processing farm milk. These payments are determined by the Federal Milk Market Order System Administrators on a monthly basis, are billed to the Company in the month after they are determined, are generally related to conventional farm milk prices and can vary materially from period to period.

  In addition, states in New England have established, and certain other states are in the process of attempting to form, regional milk price compacts designed to provide farmers within the compact states with a minimum price which will result in higher milk prices than the federally mandated minimum prices. For example, the Northeast Interstate Dairy Compact has resulted in farm milk prices higher than federal order minimum prices. These charges are assessed as "compact over-order charges." As with the federal milk market orders, these charges are not known or predictable in advance and may increase the Company's costs. For fiscal 1998 and 1997, the Company paid over $750,000 and $500,000, respectively, for pooling, compact and administrative assessment charges. See "Risk Factors-- Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Marketing Order Program."

  Acquisition of Juniper Valley Farms Brand.   On April 8, 1998, the Company
completed the acquisition of the Juniper Valley Farms brand of organic dairy products from Worcester. As a result of the acquisition, the Company recognized approximately $6.3 million of intangibles which are being amortized over 15 years.


Comparison of Fiscal Years Ended December 31, 1998 and December 31, 1997

  Net Sales.   Net sales includes product sales, royalties and consulting revenue, less returns and allowances. Net sales increased 67% to $49.4 million in 1998 from $29.6 million in 1997. This increase was primarily due to the addition of new retail accounts, including conventional supermarket chains; increased sales to existing accounts; the introduction of several new products, including organic chocolate milk, cottage cheese and orange juice; a price increase; and sales generated under the Juniper Valley Brand.

  Gross Profit.   Gross profit consists of net sales, less cost of sales (which includes the cost of raw materials, processing fees, inbound freight, pooling charges, losses of organic premiums and net operating income or loss from farm operations). Gross profit increased 142% to $16.7 million in fiscal 1998 from $6.9 million in fiscal 1997. As a percentage of sales, gross profit increased to 33.9% in fiscal 1998 from 23.4% in fiscal 1997. This increase is due primarily to the Company reaching capacity and completing organic conversion at the Company's Idaho Dairy which contributed income versus losses for the comparable period in 1997. In addition, the Company continues to experience the benefits from enhancing its national network of processors and distributors and record high conventional prices in the last half of 1998.

  Selling Expenses.   Selling expenses include direct selling, marketing and
distribution costs. Selling expenses increased 95% to $11.0 million in fiscal 1998 from $5.7 million in fiscal 1997. As a percentage of sales, selling expenses increased to 22.3% in fiscal 1998 from 19.1% in fiscal 1997, primarily due to increased levels of marketing expenses, including hiring additional marketing personnel as well as increased costs for new distribution.

  General and Administrative Expenses. General and administrative expenses include operations and corporate support, and increased 40% to $3.3 million in fiscal 1998 from $2.4 million in fiscal 1997. This increase is attributable to the hiring of additional operations personnel, increased costs associated with becoming a public company and increased amortization of intangible assets offset by the elimination of pre-operating costs associated with the Maryland Dairy. As a percentage of sales, general and administrative expenses decreased to 6.8% in fiscal 1998 from 8.1% in fiscal 1997, due to increased leverage of general and administrative expenses over a larger sales base.

  Other (Income) Expense, Net. Other (income) expense, net decreased to $825,000 in fiscal 1998 from $1.1 million in fiscal 1997. This decrease is primarily attributable to higher levels of indebtedness incurred to acquire the remaining interest in the Idaho Dairy, to finance the acquisition and development of the Company's organic dairy farm in Maryland and to finance the acquisition of the Juniper Valley Farms brand offset by reduced interest due to the repayment of indebtedness and interest earnings in the third and fourth quarter of 1998.

  Minority Interest in Loss of Subsidiary. Minority interest in loss of subsidiary includes the minority stockholders' share of the losses from operations of the Idaho Dairy for the period prior to the Company's acquisition of the remainder of Sunrise Organic Farms, Inc. in the second quarter of fiscal 1997. Minority interest in loss of subsidiary was $687,000for the year ended December 31, 1997. In 1998 the operations of the Idaho Dairy are reflected in the Company's Consolidated Financial Statements.

  Extraordinary Item. The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $667,000. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000 in the accompanying Consolidated Statements of Operations.


Comparison of Fiscal Years Ended December 31, 1997 and December 28, 1996

  Net Sales.   Net sales increased 85% to $29.6 million in fiscal 1997 from
$16.0 million in fiscal 1996. This increase was primarily due to: development of new retail accounts, particularly as a result of the Company's expansion into conventional supermarkets; increased sales to existing accounts; and the introduction of several new products including hard cheeses, cottage cheese, eggs and new SKUs of yogurt and fluid milk. Also included in the increase was $879,000 from the sale of conventional milk from the Idaho Dairy prior to the conversion to 100% organic.

  Gross Profit.   Gross profit increased 52% to $6.9 million in fiscal 1997 from
$4.6 million in fiscal 1996. As a percentage of sales, gross profit decreased to 23.4% in fiscal 1997 from 28.5% in fiscal 1996. Gross profit on organic fluid milk and other organic dairy products remained relatively flat as a percentage of sales but was offset by the consolidation of the Idaho Dairy operations. The operations of the Idaho Dairy in fiscal 1997 reflect the costs associated with expanding the Idaho Dairy to capacity and completing its conversion to organic (including costs associated with culling conventional cows and sourcing organic feed). In addition, the Company recognized losses of organic premiums of $73,000 in fiscal 1996. In fiscal 1997, the Company also completed the transition of the Idaho Dairy to 100% organic, which included the disposition of the balance of the conventional cows. The loss associated with the disposition of conventional cows was $310,000 and was booked as an expense in fiscal 1997.

  Selling Expenses.   Selling expenses increased 73% to $5.7 million in fiscal
1997 from $3.3 million in fiscal 1996. As a percentage of sales, selling expenses decreased to 19.1% in fiscal 1997 from 20.4% in fiscal 1996 primarily due to increased leverage of selling expenses over a larger sales base, partially offset by the increased costs associated with expanding into conventional supermarkets.

  General and Administrative Expenses.   General and administrative expenses
increased 124% to $2.4 million in fiscal 1997 from $1.1 million in fiscal 1996. As a percentage of sales, general and administrative expenses increased to 8.1% in fiscal 1997 from 6.7% in fiscal 1996 primarily due to $448,000 in pre-operating costs associated with the Maryland Dairy.

  Other Income (Expense), Net.   Other income (expense), net increased to $1.1
million in fiscal 1997 from $184,000 in fiscal 1996 primarily as a result of increased indebtedness related to both the purchase of Sunrise and a debt financing. Other expense included $158,000 loss in fiscal 1996 as a result of the Company's ownership of a minority interest in Sunrise. A similar expense did not occur in fiscal 1997 because the Company's acquisition of the remainder of Sunrise resulted in the consolidation of those operations with the Company's, beginning January 1, 1997.

  Minority Interest in Loss of Subsidiary.   The Company recognized Sunrise as
an investment during fiscal 1996 due to its less than 50% ownership during that year. The minority interest in loss of subsidiary was $687,000 in fiscal 1997 to recognize minority stockholders' proportionate share of losses prior to 100% ownership by the Company in May 1997.


Liquidity and Capital Resources

  Horizon's primary sources of capital have been cash flows from operations, trade payables, bank indebtedness and the sale of debt and equity securities. Primary uses of cash have been the financing of the Idaho Dairy and Maryland Dairy operations and acquisitions of brand names and distribution networks. The following table presents a summary of the Company's cash flows for fiscal 1998, 1997 and 1996:

                                                                                        Fiscal Year
                                                                  --------------------------------------------------------
                                                                       1998                 1997                 1996
                                                                  ---------------      ---------------      ---------------
                                                                                      (in thousands)
Net cash provided by (used in) operating activities.............       $  3,667             $   (257)            $   (477)
Net cash used in investing activities...........................        (19,249)             (10,003)              (1,191)
Net cash provided by financing activities.......................         29,562               10,064                2,263
                                                                ---------------      ---------------      ---------------
Net increase (decrease) in cash and cash equivalents............       $ 13,980             $   (196)            $    595
                                                                ===============      ===============      ===============

  Net cash provided by operations increased from a negative $257,000 in fiscal year 1997 to a positive $3.7 million in fiscal year 1998. This increase is primarily attributable to non-cash charges associated with depreciation and amortization and the disposal of cattle combined with an increase in trade accounts payable and other accrued expenses and the collection of trade accounts receivable, all of which were offset by purchases of inventories.

  Net cash used in investing activities was $19.2 million, $10.0 million and $1.2 million in fiscal 1998, 1997 and 1996, respectively. The expenditures in 1998 related primarily to the net investment in marketable securities, the acquisition of the Juniper Valley brand and expenditures related to the purchase of property and equipment at the Maryland Dairy and the purchases and costs of raising cattle at the Maryland Dairy and the Idaho Dairy. The expenditures in fiscal 1997 and 1996 related primarily to the investment in and acquisition of Sunrise and purchases of equipment.

  Net cash provided by financing activities was $29.6 million, $10.1 million and $2.3 million in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 is primarily due to the Company receiving net proceeds of $46.3 million from the sale of common stock through an initial public offering and a concurrent placement, offset by the repayment of indebtedness. In fiscal 1997, the Company received net proceeds of $4.3 million (net of treasury stock acquired) from the sale of common stock and $6.0 million (net of repayments) from the proceeds of the issuance of long-term debt and the restructuring of the Company's credit lines, most of which relate to the acquisition of Sunrise. In fiscal 1996, the Company received net proceeds of $2.3 million from the sale of Common Stock, and $775,000 from the issuance of bridge notes resulting in a net increase in borrowings, net of repayment of debt, of $22,000.

  On July 8, 1998, with the proceeds from the initial public offering, the Company repaid principal and accrued interest on: the $4.0 million non-interest bearing secured promissory note due July 8, 1998; the $2.0 million term loan due July 31, 1998; $9.3 million outstanding on a revolving line of credit; $3.6 million in unsecured subordinated promissory notes; and $3.1 million of senior subordinated promissory notes. In addition to the repayment of this debt and related liabilities, the Company has used proceeds from the initial public offering for working capital requirements and purchases of equipment.

  On October 14, 1998 the Company amended the terms of its revolving line of credit with U. S. Bancorp. The amended line of credit provides for an aggregate principal amount of up to $20.0 million, bearing interest at U. S. Bancorp's announced reference rate less .25% and has a final maturity on June 30, 2000. The revolving line of credit agreement includes certain financial and other covenants including, limitations on indebtedness, liens, capital expenditures, sales of assets, mergers, investments and dividends, At December 31, 1998, the Company had no amounts outstanding under the line of credit.

  In fiscal 1998, the Company refinanced its Note and Loan Agreement with Farm Credit Services in an aggregate principal amount of $4.3 million with a final maturity of July 1, 2010. As a result, the interest rate was reduced from 7.5% to 6.5% and the stockholder guarantees were removed. The Note and Loan Agreement contains certain financial and other covenants including, limitations on the sale or encumbering of the Maryland Dairy assets. At December 31, 1998, the Company owed $3.7 million under the Note and Loan Agreement.

    Company management believes that cash and cash equivalents, funds generated from operations and availability under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.


Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), effective for fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet adopted Statement No. 133. The Company believes the accounting and reporting standards required by this statement will not be significant. The Company will comply with the accounting and reporting requirements under this statement when required.


Year 2000 Compliance

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

  To address this issue, the Company has established a cross-functional team from across the organization under the sponsorship of the Chief Financial Officer. This team is implementing a multi-phase plan that includes: inventorying computer systems, software and equipment to assess the impact of the Year 2000; contacting third-party suppliers to ascertain their state of readiness and or compliance; developing solution plans related to upgrading, modifying or replacing affected systems; testing and certifying results; and developing contingency plans as necessary.

  The Company has completed its initial evaluation of computer systems at its corporate headquarters. The evaluation revealed that the Company's network hardware and operating systems, e-mail system, and accounting software are the major resources that are affected by the Year 2000 issue. While these systems will need to be either replaced or upgraded, the identified systems and or programs are primarily "off the shelf" products with Year 2000 versions currently available. The Company expects to have these systems fully compliant by June 1999. The Company is scheduled to complete its evaluation of the computer systems at the Idaho Dairy and the Maryland Dairy by April 1999 with full compliance expected by September 1999.

  The Company relies heavily on third-party suppliers for many products and services. As part of its Year 2000 plan, the Company has contacted its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. In addition, the Company is assessing the extent to which it could be affected by the failure of such third parties to be Year 2000 compliant. To date, approximately 45 percent of the entities contacted have responded with the majority of the respondents in some phase of addressing Year 2000 issues. The Company will continue to contact its significant suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

  The total cost expended to date for the Year 2000 plan has been minimal. The Company anticipates spending approximately $100,000 to get all systems Year 2000 compliant.

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

  The Company expects to develop and implement, where necessary, a contingency plan by the end of May 1999.


Risk Factors

  This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

  Risks Related to Organic Farm Milk Cost and Supply.   More than half of the
Company's current milk supply originates at its Idaho Dairy and Maryland Dairy. The balance of the Company's farm milk is sourced from third parties. The Company cannot maintain any significant inventory of its farm milk or fluid milk finished goods because they are perishable and have a short shelf life. In the event that production at or transportation from the Idaho Dairy or the Maryland Dairy were interrupted by fire, floods or other natural disasters, disease, work stoppages, regulatory actions or other causes, the Company would be unable to continue to produce its products at such facilities. An interruption in operations due to any of the foregoing could materially and adversely affect the Company's business, financial condition and results of operations.

  As with most agricultural products, the supply of the organic farm milk used by the Company can be affected by a number of factors beyond the Company's control, including various livestock diseases and other acts of nature. The Company is particularly susceptible to these factors because there are relatively few qualified suppliers and because of the long lead time required to convert conventional dairy farms to organic. Should the Company be unable to obtain a sufficient supply of organic milk from its existing suppliers, it may be difficult to procure alternative sources of supply. The inability of the Company to procure sufficient quantities of organic milk on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Production and Processing."

  Risks Related to Organic Feed Cost and Supply.   The Company requires a
substantial amount of organic feed to supply the Idaho Dairy and the Maryland Dairy, which together produce more than half of the Company's organic farm milk requirements. The cost of organic feed accounts for a material portion of the Company's cost of production. Although the Company produces a significant portion of its organic feed requirements at the Idaho Dairy, the Company currently purchases the majority of its organic feed requirements from third party organic farms and expects to continue to do so in the future. As with most agricultural products, the cost and supply of the organic feed used by the Company can be affected by a number of factors beyond the Company's control, including various adverse weather conditions, various plant diseases, pests and other acts of nature. In addition, because of the three-year lead time required to convert conventional farms to organic, alternative sources of supply may not be immediately available. To be certified as organic, feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. The inability of the Company to procure sufficient quantities of organic feed on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Production and Processing."

  Risks Associated with Conventional Dairy Prices.   In order to augment its
internal supply of organic farm milk, the Company contracts with various organic farmers and cooperatives throughout the United States. The prices which the Company pays some of its third party producers are based on a fixed mark-up from the price for conventional farm milk. All production contracts require that the Company purchase minimum quantities of organic farm milk. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference between the Company's purchase price and the conventional price in cost of sales. Changes in the price of conventional farm milk directly affect the Company's cost of organic farm milk. To the extent that conventional prices increase or decrease due to external factors, e.g., availability, regulation, the Company's results of operations may be materially impacted.

  Risks Related to the Implementation of the Proposed Federal Organic
Certification Regulations.   Currently, there is a wide range of organic
standards which are applied by a variety of state agencies and private certification organizations. In December 1997, the federal government published proposed national regulations to standardize organic certification requirements as part of the Organic Foods Production Act of 1990 (the "Organic Foods Production Act") which was enacted as part of the 1990 United States Farm Bill. Horizon believes that these regulations, if adopted in their initially proposed form, would permit competitors to sell fluid milk and other dairy products labeled "organic" which would not satisfy Horizon's own organic standards. Horizon incurs significant costs to produce organic products that adhere to its rigorous standards, and competitors whose "organic" practices are not as rigorous may be able to compete with Horizon on the basis of price by producing lower cost "organic" milk. Horizon does not intend to lower its organic standards and intends to continue to compete on the basis of the quality and consistency of its products. There can be no assurance that Horizon will be able to compete successfully against lower cost competitors in any of its markets, and the failure to compete successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In order to adhere to its philosophy and maintain its rigorous standards, the Company may make operational decisions that are inconsistent with maximizing short term profits, which may result in a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Competition" and "Business--Horizon Organic Dairy Standards."

  Risks Related to Difficulties of Managing Growth.   To date, the Company has
experienced substantial growth in its revenues, operations and employee base, and has undergone substantial changes in its business that have placed significant demands on the Company's management, working capital and financial and management control systems. The Company's growth also may place a significant strain on the Company's management, working capital, financial and management control systems and its supply, production and distribution systems. There can be no assurance that the Company's existing systems or that any new systems it acquires will be adequate to meet the Company's future needs. In addition, any future growth also will impose significant added responsibilities on senior management, including the need to identify, recruit and integrate new members of management. There can be no assurance that such additional qualified management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth effectively, or is unable to attract and retain additional qualified management, the Company's business, financial condition and results of operations may be materially adversely affected. The Company's results of operations also will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion. See "Business--Sales and Distribution," and "-- Production and Processing."

  Risks Associated with Changes in Consumer Preferences.   The market for
organic food products, including the Company's products, is subject to changing consumer trends, demands and preferences. Trends within the organic and natural foods industry are constantly evolving, and the failure of the Company to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success depends, in part, on its ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis. The Company believes that its growth to date has been due, in large part, to increased awareness as to food safety issues and a growing consumer preference for a healthy lifestyle. All of the Company's current and planned future products are organic. The Company's business, financial condition and results of operations would be materially adversely affected if consumer interest in organic foods were to decline.

  Risks Associated with Trade and Consumer Acceptance in Distribution Channels. The Company's growth will depend on its ability to continue to expand its distribution in conventional supermarkets without significant impact on other current channels. The conventional supermarket channel of distribution has presented, and will continue to present, competitive and marketing challenges, risks and marketing and distribution costs that are different from those faced by the Company in the natural foods market. In addition, the Company's expansion in the conventional supermarket channel of distribution will require it to attract consumers in broader demographic and geographic markets. There can be no assurance that the Company will be successful in attracting consumers in new distribution channels or in other demographic and geographic markets. The inability to achieve trade and consumer acceptance in new markets could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, premium-priced products, such as the Company's, are sensitive to national and regional economic conditions, and demand for products supplied by the Company may be adversely affected from time to time by economic downturns.

  Risks Related to Internal Growth Strategy and Possible Acquisitions.   The
Company's continued growth depends in part upon its ability to expand into new geographic areas, either through internal growth or by acquisition. There can be no assurance that the Company will be successful in such expansion or that such expansion can be accomplished on a profitable basis. The Company's ability to increase net sales of its existing business and the net sales of any subsequently acquired businesses will be affected by various factors, including demand for its products, the availability of farm milk, the cost of expanding and upgrading its facilities, managing its supply and distribution logistics, the Company's ability to expand the range of products offered to customers, its success in implementing strategies necessary to attract new customers and attract and retain necessary personnel and its ability to obtain necessary financing. Many of these factors are beyond the Company's control, and there can be no assurance that the Company's operating and internal growth strategies will be successful or that the Company will be able to generate cash flows adequate for its operations and sufficient to support internal growth.

  The Company may seek to expand its operations through future acquisitions of organic dairies, processing facilities or other complementary businesses or operations. There can be no assurance that the Company will be able to identify or acquire additional businesses, or to successfully integrate and profitably manage acquired businesses. In addition, increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. There also can be no assurance that businesses acquired in the future will achieve anticipated revenues and earnings. In addition, margins may be negatively impacted to the extent that margins on acquired product lines are lower than Horizon's average margins. There can be no assurance that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into the Company's operations, or that any such acquisitions will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Acquisitions."

  Risks Related to the Company's Relationship with Suiza Foods Corporation. Horizon's relationship with Suiza includes five-year processing and distribution agreements with Model Dairy and Garelick Farms. Horizon and Suiza intend to enter into additional agreements pursuant to which Suiza and its affiliates will process and/or distribute Horizon organic fluid milk and other Horizon organic dairy products from some of Suiza's 46 dairy processing facilities located across the United States and Puerto Rico. There can be no assurance that Horizon will be able to enter into such additional processing and distribution agreements with Suiza and its subsidiaries on favorable terms, if at all. The processing and distribution agreements also will require that the organic fluid milk processors distribute all SKUs of the Company's organic fluid milk which are available in their respective territories. However, there can be no assurance that Suiza or its subsidiaries who undertake the distribution of Horizon products will be successful in increasing market penetration and sales of Horizon products in their territories. In addition, the Company is unable to predict what effect, if any, its relationship with Suiza will have on its existing relationships with processors and distributors, some of whom may be affiliated with Suiza's competitors.

  Pursuant to the Stockholder Agreement with the Company and the Major Stockholder Agreement with certain of the Company's principal stockholders, Suiza will have certain preemptive rights, registration rights, board of directors representation rights, rights of first negotiation to acquire the Company and rights of first refusal on certain transfers. Such provisions could interfere with the Company's ability to raise additional capital or enter into business combinations or strategic alliances with other business entities. The Stockholder Agreement contains a variety of provisions designed to delay, deter or prevent a hostile takeover of the Company by Suiza arising out of Suiza's stock ownership position, including standstill provisions and transfer restrictions. These negotiated provisions are, however, subject to various exceptions and time limitations, and there can be no assurance that these provisions would prevent Suiza from participating in a takeover attempt of the Company, or facilitating a third-party takeover attempt at some time in the future.

  Possibility of Adverse Effects Resulting from United States Dairy Support
Program and Federal Milk Marketing Order Program.   The federal government
regulates minimum farm milk pricing through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for farm milk. In addition, several states in New England have established, and certain other states are in the process of attempting to form, regional milk price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices. As a result of these regulations, the Company must pay "pooling charges" and "compact over-order charges" under the support programs and administrative assessments for government mandated marketing programs. These pooling, compact and administrative assessment charges are assessed retroactively on a monthly basis and are not known or predictable in advance. Should the amount of such charges increase to levels higher than anticipated by the Company, or should the Company become obligated to pay charges under other state programs, as it does in New England, its business, financial condition and results of operations may be materially adversely affected. For fiscal 1998 and 1997, the Company paid over $750,000 and $500,000, respectively, for pooling, compact and administrative assessment charges. See "Business--Government Regulation--United States Dairy Support Program and Federal Milk Marketing Order Program."

  The USDA is currently considering several proposed regulations in an attempt to reform the federal milk marketing order system. The final form of any new federal regulations or existence or location of state compacts nor the effect of such matters on the Company can be predicted with any certainty. The implementation of new federal or state regulations, or the creation of new regional milk price compacts, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Government Regulation."

  Possibility of Adverse Effects Due to Public Health, Safety and Environmental
Regulations.   Horizon is extensively regulated under federal, state and local laws. Regulation at the federal, state and local levels is subject to change. Compliance with existing or new regulations may require the Company to make significant capital expenditures and otherwise to incur higher costs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may be subject to additional laws or regulations administered by the USDA or other federal, state, foreign or local regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company cannot predict the nature of such future laws, regulations, interpretations, or applications, nor can it predict what effect additional government regulations or administrative orders, when and if promulgated, would have on its business in the future. Such laws could, however, require the reconfiguration of production, processing and transportation methods of the Company's products, including, but not limited to, more onerous food safety, labeling and packaging requirements; increased compliance regulations for waste management; increases in transportation costs; higher costs under the Federal Milk Marketing Order System or similar state programs; and greater uncertainty in production and sourcing estimates. Any or all such government actions could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."

  Risks Associated With Dependence on Key Personnel.   The Company's future
prospects depend to a significant extent upon the continued service of Marcus Peperzak, its Chairman, Barnet Feinblum, its Chief Executive Officer, Mark Retzloff, its Senior Vice President of Corporate Development, and, until his currently scheduled retirement, Paul Repetto, its Senior Vice President of Marketing. The loss of any of such key executives (in Mr. Repetto's case, prior to his currently scheduled retirement) could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's continued growth depends on its ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance the Company will be successful in such efforts. The Company is also dependent on its ability to continue to attract, retain and motivate its sourcing, production, distribution, sales, marketing and other personnel, of which there can be no assurance.

  Competition.   The dairy business is highly competitive. It consists of a range of competitors, including large, conventional dairies, large food companies with well-established dairy product brands and retailers with private-label fluid milk and other dairy products, which together occupy a significant portion of the available shelf space in Horizon's target retail markets. Most of these competitors have greater financial, operational and marketing resources than Horizon. Horizon believes that the proposed regulations under the Organic Foods Production Act, if adopted in the form initially proposed, would permit competitors to sell fluid milk and other dairy products labeled as "organic," which would not satisfy Horizon's own organic standards. Competitors that produce "organic" products to less rigorous standards may have lower production costs than Horizon and thus be able to undercut Horizon's prices.

  The Company's principal competitors in the market for organic fluid milk vary by region and include Organic Cow of Vermont, Inc. (a regional organic dairy affiliated with H.P. Hood and located in New England), Organic Valley/CROPP Cooperatives (which is marketed by Coulee Region Organic Produce Pool, a Wisconsin agricultural cooperative ("CROPP")), a dairy cooperative located in Wisconsin which supplies the Company with organic fluid milk), Alta Dena Certified Dairy (a regional dairy located in Southern California) and Straus Family Creamery (a regional organic dairy located in Northern California). Many of these competitors also sell other organic dairy products in competition with Horizon on a national basis.

  The Company's principal competitors in the market for organic dairy products also vary by region, and include the competitors who sell organic fluid milk as well as Stonyfield Farm (a national organic and conventional dairy located in New Hampshire which sells yogurt and frozen desserts), Springfield Creamery (a regional organic and conventional dairy located in Oregon which sells yogurt) and Brown Cow West, Inc. (a regional organic and conventional dairy located in Northern California which sells yogurt). The Company's principal competitor for organic citrus juices is Pavich Farms (a national producer and distributor of organic produce and juice located in Terra Bella, CA) In addition, Horizon expects increased competition from both new and existing competitors in its markets and there can be no assurance that the Company will be able to compete effectively in the future. See "--Risks Related to the Implementation of the Proposed Federal Organic Certification Regulations" and "Business--Competition."

  Risks Related to Establishing New Organic Dairy Farms. The Company recently undertook two major expansions in its organic dairy farming activities by acquiring the remainder of the Idaho Dairy and converting it to 100% organic and by acquiring a large conventional dairy farm in Maryland and converting it into the organic Maryland Dairy. The Company did not operate a dairy prior to the 1997 acquisition of the Idaho Dairy; however, it had previously owned organic cows and had held a substantial equity interest in a dairy farm since 1995. The Company estimates that it has incurred costs of approximately $1.9 million related to converting the Idaho Dairy and the Maryland Dairy to organic. Although the Company has begun to generate operating income at the Idaho Dairy, there can be no assurance that the Company will realize an increase in production capacity as a result of this expansion, or that future revenues from milk produced at either the Idaho Dairy or the Maryland Dairy will be sufficient to recover the Company's investment in the expansion. In addition, the Company may in the future incur significant environmental clean-up costs in converting conventional dairies to organic operations. There can be no assurance that the Company will be able to adjust its production capacity to reflect future changes in demand for its products or that any future additions to, expansions of, or new organic facilities will be completed on schedule and within budget. Any significant delay or cost overrun in the construction or acquisition of new or expanded organic dairy facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

  Expansion of dairy operations may be limited or slowed by state and local regulations. For example, the Company's Maryland Dairy is currently milking its permitted capacity of 556 cows per day although its milking capacity is 1,000 cows per day. The Company's ability to operate the Maryland Dairy profitably depends, in part, on its ability to secure operating permits for additional cows. The Company plans to apply for additional permits over the next 12 months. The permitting process will require that the Company make additional capital expenditures at the Maryland Dairy to accommodate the addition of such cows. There can be no assurance that the Company will be able to obtain the requisite permits to increase the number of cows at the Maryland Dairy in a timely manner, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Production and Processing."

  Risks Associated with Perishable Products.   Although the Company's products
are pasteurized, they are perishable and contain certain naturally occurring microorganisms. As a result, the Company's dairy products must be transported in a timely and efficient manner within a precise temperature range and the Company is always subject to risk of spoilage or contamination of its dairy products. In addition, food producers, such as the Company, may be subject to claims for damages if contaminated food causes injury to consumers. See "--Product Liability Risks" and "--Risk of Adverse Publicity."

  The Company is able to hold farm milk or fluid milk finished goods inventory for only a limited period of time and must sell its products in a timely manner or risk having to write the inventory off as outdated. Therefore, the Company's results of operations are highly dependent on its ability to accurately forecast its near term sales in order to adjust processing accordingly. For example, the Company must make an estimate of the approximate mix of fat free, reduced fat and 2% milk, cheese, butter and other products to process from each lot of farm milk. Forecasting product demand has been difficult, and the Company expects it to be an ongoing challenge. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be sold at a profit or at all. In addition, many retail customers expect to be able to return any products that are not sold by their expiration date. There can be no assurance that excess production or product returns will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business- -Production and Processing."

  Product Liability Risks.   The Company has from time to time received
complaints from consumers regarding ill effects allegedly caused by its products. While such claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business, financial condition and results of operations. The Company has an umbrella insurance policy and carries product liability insurance. The Company's umbrella insurance policy supplements the underlying general liability and product liability insurance. There can be no assurance that this insurance will be adequate to protect the Company against product liability claims, or that such insurance will continue to be available to the Company on reasonable terms. A product recall or a product liability judgment against the Company (regardless of whether it is covered by insurance) could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Production and Processing."

  Risk of Adverse Publicity.   The Company is highly dependent upon consumers'
perception of the safety, quality, and possible dietary benefits of its products. As a result, substantial negative publicity concerning organic products, one or more of the Company's products, or other organic foods similar to the Company's products could lead to a loss of consumer confidence in the Company's products, removal of the Company's products from retailers' shelves and reduced sales and prices of the Company's products. Any of these events could have a material adverse effect on the Company's business, financial condition or results of operations.

  Risk of Loss of Organic Certification.   Horizon relies on its organic
certification to differentiate its products. The Company has built its brand image on the basis that its organic products are high quality, healthy, environmentally responsible and animal-friendly. In order to claim that its fluid milk and other dairy products are organic, Horizon must be able to demonstrate that all of the farm milk, processing and transportation steps involved in the production of the finished goods are certified organic. The organic status of the Company's products is currently certified by Quality Assurance International, Oregon Tilth Certified Organic, Organic Growers and Buyers Association and the Organic Crop Improvement Association. Organic certification typically includes inspections of farm fields and operations, processing and distribution facilities; detailed record keeping and periodic testing of soil and water; and review of the organic producer's comprehensive "organic plan" which details farm practices, documents product inputs and discusses all procedures. These procedures are designed to ensure that all producers, processors and transporters are meeting the applicable organic food standards. Since Horizon outsources to third parties a significant amount of the production, substantially all of the processing and all of the transportation of its organic products, there is a risk that a third party in this supply and distribution chain could cause the Company to lose its organic certification with regard to some of the Company's product lots. If Horizon or any of these third parties lose their organic certification with regard to any particular product lot consumers could lose confidence in the Company's products which could adversely impact the integrity of the Company's brand. Such a loss could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Horizon Organic Dairy Standards", "-- Sales and Distribution" and "--Production and Processing."

  Risks Associated with Possible Increases in Transportation Costs. Transportation costs have in the past and are expected in the future to represent a significant portion of Horizon's costs of sales. As a result, the Company's results of operations are especially sensitive to transportation costs. Transportation costs include the cost of transporting organic feed to the Company-owned dairy farms, the cost of transporting organic farm milk from the Company-owned dairy farms and other producers to processing plants, and the cost of transporting finished products from the processors to the distributors and retailers. Because of the Company's national pricing policy, the Company bears the risk of unanticipated increases in the cost of transporting finished products to the Company's distributors and retailers. The cost of transportation has in the past, and is expected in the future, to be volatile, as a result of many factors that the Company cannot control. For example, transportation costs have in the past, and may in the future, be subject to significant upward pressure as a result of labor disturbances or the cost of petroleum products such as diesel fuel. Petroleum product prices continue to be subject to unpredictable economic, political and market factors, and the price and availability of diesel fuel continue to be unpredictable. Significant increases in diesel fuel costs could have a material adverse effect on the Company's business, financial condition and results of operations. The Company relies on third parties for all of its transportation needs. A local, regional or national labor disturbance affecting the Company's third party transportation providers could disrupt the Company's ability to supply products. Should such a labor disturbance occur, there can be no assurance that the Company would be able to secure suitable alternative transportation services on terms acceptable to the Company, if at all. Accordingly, a labor disturbance affecting local, regional or national transportation providers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales and Distribution" and "--Production and Processing."

  Possible Adverse Effect Due to Future Capital Requirements.   In the future,
the Company may require significant amounts of additional capital to fund the internal expansion of its operations, the acquisition of other businesses and its working capital requirements. The exact amount of the Company's future capital requirements will depend upon many factors, including the cost, timing and extent of any upgrade or expansion of its operations, the Company's ability to penetrate new markets, regulatory changes, the status of competing businesses, the magnitude of potential acquisitions and the Company's results of operations. Variances in these and other factors could cause material changes in the Company's actual capital requirements. The sale of additional equity securities or convertible securities would result in dilution to existing stockholders, and the incurrence of additional indebtedness could subject the Company to additional or more restrictive financial covenants. There can be no assurance that additional financing will be available on acceptable terms or at all. To the extent unplanned expenditures arise or the Company's estimates of its capital requirements prove to be inaccurate, the Company may require such additional financing sooner than anticipated and in amounts greater than current expectations. If such funds are not available or are available on terms that the Company views as unfavorable, the Company may be required to limit or abandon certain of its expansion strategies. The delay or abandonment of some or all of the Company's development and expansion plans or the incurrence by the Company of additional debt could have a material adverse effect on the business, financial condition and results of operations of the Company and on the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Risks Associated With Customer Concentration.   In fiscal 1998, the Company's
largest account was United Natural Foods, which accounted for approximately 20% of the Company's sales. United Natural Foods is a national distributor comprised of five regional distributors which have independent purchasing arrangements with the Company. There can be no assurance that United Natural Foods will not adopt uniform buying practices and that sales to these accounts will not decrease or that this customer will not choose to replace the Company's products with those of competitors. The loss of these accounts or any significant decrease in the volume of products purchased by these customers or any other large customer would materially and adversely affect the Company's business, financial condition and results of operations. Continuity of customer relationships is important, and events that impact the Company's customers, such as labor disputes, may have an adverse impact on the Company's results of operations. See "Business--Sales and Distribution."

  Risks Associated With Reliance on Intellectual Property Rights.   The
Company's product packaging and merchandising designs are integral to the success of the Company, and the Company intends to take action to protect against imitation of its products and packages and to protect its trademarks and copyrights as necessary. The Company currently has five registered trademarks and ten trademark applications pending. There can be no assurance that other third parties will not infringe or misappropriate the Company's trademarks, trade dress and other proprietary rights.

  In addition, Horizon has developed substantial trade secrets and know-how regarding the operation of organic dairy farms and caring for livestock without the use of antibiotics or other drugs. However, there can be no assurance that some or all of the trade secrets and other know-how that Horizon considers proprietary will not be independently developed, will not otherwise become known by others or will not be deemed to be in the public domain.

  Risks Associated with International Markets. The Company recently entered into its first international agreement for the co-branding of its organic dairy products. To date, the Company has not recorded material international sales. There can be no assurance that the Company will be successful in attracting consumers in foreign demographic and geographic markets. There may not be a demand in foreign countries with respect to the Company's existing products and new products, if any, that the Company may offer in the future. In addition, the Company is subject to the normal risks of conducting business internationally, which include unexpected changes in regulatory requirements, imposition of government controls, political and economic instabilities, export license requirements, foreign exchange risks, tariffs and other barriers, and potentially adverse tax consequences. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Other risks inherent in the Company's international business include greater difficulties in accounts receivable collection, the potential of protective trade activities or laws and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 entitled "Proposal 1 - Election of Directors" and the section entitled "Management."


ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 entitled "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 entitled "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 entitled "Certain Relationships and Related Transactions."


                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report on Form 10-K.

      1. Consolidated Financial Statements: The consolidated financial statements of Horizon Organic Holding Corporation are included as Appendix F of this report. See Index to Consolidated Financial Statements on page F-1.

      2.  Financial Statement Schedules:   Financial statement schedules are not
      applicable for the year ended December 31, 1998, and have therefore been omitted or the information is presented in the consolidated financial statements or related notes.

      3.  Exhibits.

Exhibits

             Exhibit
             Number                    Description of Document
             -------                   -----------------------

              3.1+  Amended and Restated Certificate of Incorporation.
              3.2+  Amended and Restated Bylaws of the Company.
              4.1+  Reference is made to Exhibits 3.1 and 3.2.
              4.2+  Specimen stock certificate representing shares of Common Stock of the Company.
             10.1+* 1998 Equity Incentive Plan.
             10.2+* Form of Company's Stock Option Agreement.
             10.3+* 1998 Employee Stock Purchase Plan.
             10.4+  Form of Indemnity Agreement.
             10.5+  Form of Warrant to Purchase Common Stock.
             10.6+  Warrant to Purchase Common Stock issued to McCabe Mintz & Co.
             10.7+  Loan and Security Agreement, dated July 15, 1997, among FBS Ag Credit, Inc., the Company,
                    Horizon Organic Dairy, Inc. ("HOD"), Horizon Organic Dairy, Maryland Farm, Inc., and
                    Horizon Organic Dairy, Idaho Farm, Inc., as amended by the First Amendment to Loan and
                    Security Agreement dated March 23, 1998, as amended by the Second Amendment to the Loan
                    And Security Agreement dated April 6, 1998.
             10.8+  Restatement, Amendment and Assumption Agreement, dated as of March 20, 1997 among Farm
                    Credit Services, Sunrise, HOD, Marcus B. Peperzak and Farm Credit Bank of Wichita and the
                    Modification to Note and Loan Agreement dated June 23, 1995 and addressed in the
                    Restatement, Amendment and Assumption Agreement dated March 20, 1997 pertaining to Farm
                    Credit Bank of Wichita Loan 2371719.
             10.9+  Asset Purchase Agreement, dated as of April 8, 1998, between the Company and Worcester
                    Creameries Corp.
            10.10+  Amended Executive Employment Agreement, effective January 1, 1998, between the Company and Barnet Feinblum.
            10.11+  Amended Executive Employment Agreement, effective January 1, 1998, between the Company and Mark A. Retzloff.
            10.12+  Amended Executive Employment Agreement, effective January 1, 1998, between the Company and Paul Repetto.
            10.13+  Office Lease for Horizon Building, dated October 10, 1996, between HOD and MUM II, LLC, as amended by the Addendum to Lease and Second Addendum to Lease, dated October 10, 1996 and Third Addendum to Lease, dated March 31, 1997.
            10.14+  Stock Purchase Agreement, dated as of June 5, 1998, between the Company and Suiza Foods
                    Corporation ("Suiza").
            10.15+  Stockholder Agreement, dated as of June 5, 1998, between the Company and Suiza.
           10.16++  Loan and Security Agreement, dated July 15, 1997, among FBS Ag Credit, Inc., the Company,
                    Horizon Organic Dairy, Inc. ("HOD"), Horizon Organic Dairy, Maryland Farm, Inc., and
                    Horizon Organic Dairy, Idaho Farm, Inc., as amended by the First Amendment to Loan and
                    Security Agreement dated March 23, 1998, as amended by the Second Amendment to the Loan
                    And Security Agreement dated April 6, 1998, as amended by the Third Amendment to Loan and Security
                    Agreement dated October 14, 1998.
             21.1+  Statement re: subsidiaries of the Company.
              23.1  Consent of KPMG LLP.
              23.2  Consent of Eide Helmeke PLLP.
              24.1  Power of Attorney.   Reference is made to the signature page contained herein.
              27.1  Financial Data Schedule.



     Exhibit Number                                  Description of Document
     --------------                                  -----------------------
          99.1+++*  Form of Incentive Stock Option Agreement between the Company and Marc Peperzak.
          99.2+++*  Form of Non-Qualified Stock Option Agreement dated January 10, 1998.
          99.3+++*  Stock Option Agreement between the Company and Barnet M. Feinblum dated June 1, 1995.
          99.4+++*  Stock Option Agreement between the Company and Barnet M. Feinblum dated June 1, 1995.
          99.5+++*  Form of Stock Option Agreement dated May 15, 1995.

Exhibits identified above are incorporated by reference as follows:
+Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-51465.
++Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
+++Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-64905.
* Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the __ day of March, 1999.

                                          Horizon Organic Holding Corporation

                                          By:  /s/ Barnet M. Feinblum
                                              -----------------------
                                          Barnet M. Feinblum
                                          President and Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barnet M. Feinblum and Don J. Gaidano, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                            Title                               Date
---------------------------------------       -------------------------------------------------  ------------------

/s/ Marcus B. Peperzak                        Chairman of the Board of Directors                   March 30, 1999
---------------------------------------
    Marcus B. Peperzak


/s/ Barnet M. Feinblum                        President, Chief Executive Officer, Director         March 30, 1999
---------------------------------------           (Principal Executive Officer)
    Barnet M. Feinblum


/s/ Don J. Gaidano                            Vice President, Finance & Administration             March 30, 1999
---------------------------------------          Chief Financial Officer, and Treasurer
    Don J. Gaidano                            (Principal Financial and Accounting Officer)


               Signature                                            Title                               Date
---------------------------------------       -------------------------------------------------  ------------------


/s/ Paul B. Repetto                           Senior Vice President, Marketing,                    March 30, 1999
---------------------------------------         Director
    Paul B. Repetto


/s/ Mark A. Retzloff                          Senior Vice President, Corporate Development,        March 30, 1999
---------------------------------------         Director
    Mark A. Retzloff


/s/ Thomas D. McCloskey, Jr.                  Director                                             March 30, 1999
---------------------------------------
    Thomas D. McCloskey, Jr.


/s/ J. Thomas Clark                           Director                                             March 30, 1999
---------------------------------------
    J. Thomas Clark


/s/ Clark R. Mandigo II                       Director                                             March 30, 1999
---------------------------------------
    Clark R. Mandigo II


/s/ Richard L. Robinson                       Director                                             March 30, 1999
---------------------------------------
    Richard L. Robinson


/s/ G. Irwin Gordon                           Director                                             March 30, 1999
---------------------------------------
    G. Irwin Gordon

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES


                  Index to Consolidated Financial Statements


                                                   Page


Independent Auditors' Report                       F-2

Consolidated Balance Sheets                        F-3

Consolidated Statements of Operations              F-4

Consolidated Statements of Stockholders' Equity    F-5

Consolidated Statements of Cash Flows              F-6

Notes to Consolidated Financial Statements         F-8

                         Independent Auditors' Report


The Board of Directors
Horizon Organic Holding Corporation:

We have audited the consolidated balance sheets of Horizon Organic Holding Corporation and subsidiaries (Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the 52 weeks ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in these consolidated financial statements based on our audits. We did not audit the financial statements of Sunrise Organic Farms, Inc. (Aurora Dairy Corporation of Idaho, Inc.) (Sunrise) a 26.825 percent owned investee company as of December 28, 1996. The Company recognized a loss from Sunrise of $158,000 for the 52 weeks ended December 28, 1996, of which $77,000, represented the Company's proportionate equity in loss recognized by Sunrise. The financial statements of Sunrise were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sunrise, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Organic Holding Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the 52 weeks ended December 28, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
-----------------
KPMG LLP
Boulder, Colorado
January 26, 1999

                         HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                                      Consolidated Balance Sheets

                                 (in thousands, except share amounts)

                                      December 31, 1998 and 1997

                                                                                1998            1997
                                                                           --------------   -------------
                                    Assets
Current assets:
    Cash and cash equivalents                                              $       14,384             404
    Marketable securities                                                           9,923              --
    Trade accounts receivable, less allowance for doubtful
         accounts of  $101 in 1998 and $49 in 1997                                  4,873           2,393
    Inventories                                                                     5,466           4,870
    Deferred tax assets                                                               281              55
    Prepaid and other current assets                                                  563             292
                                                                              -----------     -----------
               Total current assets                                                35,490           8,014
                                                                              -----------     -----------
Property, equipment, and cattle:
    Cattle, net                                                                     9,725           7,652
    Property and equipment, net                                                    15,534          14,238
                                                                              -----------     -----------
               Total property, equipment and cattle                                25,259          21,890
                                                                              -----------     -----------
Other assets:
    Note receivable from Aurora Dairy Corporation                                      --             250
    Intangible assets, net of accumulated amortization of $467 in
         1998 and $102 in 1997                                                      8,132           2,205
    Other assets, net                                                                 475             378
                                                                              -----------     -----------
               Total other assets                                                   8,607           2,833
                                                                              -----------     -----------
               Total assets                                                   $    69,356          32,737
                                                                              ===========     ===========

                            Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Trade accounts payable                                                    $     4,693           3,841
    Current portion of long term debt                                                 434             553
    Other accrued expenses                                                          1,978             685
    Income taxes payable                                                               87              --
                                                                              -----------     -----------
               Total current liabilities                                            7,192           5,079
                                                                              -----------     -----------
Long term liabilities:
    Long term debt, less current portion                                            4,923          17,960
    Deferred income tax liabilities                                                 1,271             812
                                                                              -----------     -----------
               Total long term liabilities                                          6,194          18,772
                                                                              -----------     -----------
               Total liabilities                                                   13,386          23,851
                                                                              -----------     -----------
Stockholders' equity (deficit):
    Preferred stock, $.001 par value, authorized 5,000,000 and
         2,000,000 shares in 1998 and 1997, respectively;
         no shares issued or outstanding                                               --              --
    Common stock, $.001 par value; authorized 30,000,000 and
         8,000,000 shares in 1998 and 1997, respectively;
         issued 9,656,368 and 5,172,418 shares and outstanding
         9,656,368 and 5,052,418 shares in 1998 and 1997,
         respectively                                                                  10               5
    Additional paid in capital                                                     57,845          11,834
    Accumulated deficit                                                            (1,885)         (2,371)
    Treasury stock, 120,000 shares in 1997, at cost                                    --            (582)
                                                                              -----------     -----------
               Total stockholders' equity                                          55,970           8,886
                                                                              -----------     -----------
               Total liabilities and stockholders' equity                     $    69,356          32,737
                                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

        HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations

              (in thousands, except per share amounts)



  Years ended December 31, 1998 and 1997 and 52 Weeks ended December 28, 1996

                                                                            1998             1997            1996
                                                                        -------------    ------------    -------------
Net sales                                                               $      49,360          29,565           15,986
Cost of sales                                                                  32,615          22,639           11,425
                                                                        -------------    ------------    -------------
            Gross profit                                                       16,745           6,926            4,561
                                                                        -------------    ------------    -------------
Operating expenses:
      Selling                                                                  11,007           5,656            3,270
      General and administrative                                                3,338           2,384            1,066
                                                                        -------------    ------------    -------------
            Total operating expenses                                           14,345           8,040            4,336
                                                                        -------------    ------------    -------------
            Operating income (loss)                                             2,400          (1,114)             225
                                                                        -------------    ------------    -------------
Other income (expense):
      Equity in loss of Sunrise Organic Farms, Inc.                               --              --              (158)
      Interest income                                                             636              53               68
      Interest expense, net of interest capitalized of $330
         in 1997                                                               (1,394)         (1,126)             (94)
      Other, net                                                                  (67)            (35)             --
                                                                        -------------    ------------    -------------
               Total other expense                                               (825)         (1,108)            (184)
                                                                        -------------    ------------    -------------
               Income (loss) before income taxes,
                  minority interest and extraordinary item                      1,575          (2,222)              41
Income tax benefit (expense)                                                     (675)            513              (14)
Minority interest in loss of subsidiary                                           --              687              --
                                                                        -------------    ------------    -------------
               Income (loss) before extraordinary item                            900          (1,022)              27
Extraordinary item loss on early extinguishment of debt,
    net of income tax benefit of $253                                            (414)            --               --
                                                                        -------------    ------------    -------------
               Net income (loss)                                        $         486          (1,022)              27
                                                                        =============    ============    =============
Net income (loss) per basic share:
    Income (loss) before extraordinary item                             $         .12            (.23)             .01
    Extraordinary item                                                           (.05)            --               --
                                                                        -------------    ------------    -------------
    Net income (loss) per share                                         $         .07            (.23)             .01
                                                                        =============    ============    =============
Net income (loss) per diluted share:
    Income (loss) before extraordinary item                             $         .11            (.23)             .01
    Extraordinary item                                                           (.05)            --               --
                                                                        -------------    ------------    -------------
    Net income (loss) per share                                         $         .06            (.23)             .01
                                                                        =============    ============    =============
Weighted average shares outstanding:
      Basic                                                                     7,339           4,488            3,264
      Diluted                                                                   7,742           4,488            3,283



         See accompanying notes to consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                     (in thousands, except share amounts)

  Years ended December 31, 1998 and 1997 and 52 Weeks ended December 28, 1996


                                                               Common stock                  Common stock
                                                        ---------------------------    ----------------------------
                                                           Shares         Amount         Shares           Amount
                                                        ------------   ------------    ------------    ------------
Balance at January 1, 1996                                 2,872,300   $        287              --    $         --
    Issuance of common stock upon conversion
      of certain director bridge loans                        55,212              6              --              --
    Issuance of common stock for cash, net of
      offering costs                                         721,188             72              --              --
    Net income                                                    --             --              --              --
                                                        ------------   ------------    ------------    ------------
Balance at December 28, 1996                               3,648,700            365              --              --
    Exercise of employee stock options                        15,300              1              --              --
    Issuance of common stock for cash, net of
      offering costs                                              --             --         855,423               1
    Acquisition of common stock                                   --             --        (120,000)             --
    Issuance of common stock for senior subordinated
      notes payable                                               --             --         155,000              --
    Exchange of subsidiary stock for common stock         (3,664,000)          (366)      3,664,000               4
    Exercise of employee stock options                            --             --           7,750              --
    Common stock issued for acquisition                           --             --         490,245              --
    Net loss                                                      --             --              --              --
                                                        ------------   ------------    ------------    ------------
Balance at December 31, 1997                                      --             --       5,052,418               5
    Issuance of common stock for services                         --             --           3,923              --
    Issuance of common stock for cash, net of
      offering costs                                              --             --       4,550,000               5
    Retirement of Treasury Stock                                  --             --              --              --
    Issuance of common stock for director services                --             --             745              --
    Exercise of warrants                                          --             --          43,349              --
    Issuance of common stock under ESPP                           --             --           5,933              --
    Net income                                                    --             --              --              --
                                                        ------------   ------------    ------------    ------------
Balance at December 31, 1998                                      --   $         --       9,656,368    $         10
                                                        ============   ============    ============    ============

                                                         Additional                                       Total
                                                          paid-in      Accumulated       Treasury      stockholders'
                                                          capital        deficit          stock           equity
                                                        ------------   ------------    ------------    -------------
Balance at January 1, 1996                                     1,887         (1,376)             --              798
    Issuance of common stock upon conversion
      of certain director bridge loans                           172             --              --              178
    Issuance of common stock for cash, net of
      offering costs                                           2,189             --              --            2,261
    Net income                                                    --             27              --               27
                                                        ------------   ------------    ------------    -------------
Balance at December 28, 1996                                   4,248         (1,349)             --            3,264
    Exercise of employee stock options                            50             --              --               51
    Issuance of common stock for cash, net of
      offering costs                                           4,005             --              --            4,006
    Acquisition of common stock                                   --             --            (582)            (582)
    Issuance of common stock for senior subordinated
      notes payable                                              752             --              --              752
    Exchange of subsidiary stock for common stock                362             --              --               --
    Exercise of employee stock options                            39             --              --               39
    Common stock issued for acquisition                        2,378             --              --            2,378
    Net loss                                                      --         (1,022)             --           (1,022)
                                                        ------------   ------------    ------------    -------------
Balance at December 31, 1997                                  11,834         (2,371)           (582)           8,886
    Issuance of common stock for services                         25             --              --               25
    Issuance of common stock for cash, net of
      offering costs                                          46,271             --              --           46,276
    Retirement of Treasury Stock                                (582)            --             582               --
    Issuance of common stock for director services                10             --              --               10
    Exercise of warrants                                         231             --              --              231
    Issuance of common stock under ESPP                           56             --              --               56
    Net income                                                    --            486              --              486
                                                        ------------   ------------    ------------    -------------
Balance at December 31, 1998                                  57,845         (1,885)             --           55,970
                                                        ============   ============    ============    =============

See accompanying notes to consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (in thousands)

  Years ended December 31, 1998 and 1997 and 52 Weeks ended December 28, 1996

                                                                                1998          1997          1996
                                                                           ------------    ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                      $        486        (1,022)           27
    Adjustments to reconcile net income (loss) to net cash
       from operating activities:
       Provision for doubtful accounts                                               52             7            19
       Depreciation and amortization                                              2,727         1,150            56
       Equity in loss of Sunrise Organic Farms, Inc.                                 --           509           158
       Interest receivable from Sunrise Organic Farms, Inc.                          --            --           (39)
       Loss on sale of cattle and equipment                                       1,509         1,006            --
       Accretion on senior subordinated notes payable and
         non-interest bearing note payable                                          148            44            --
       Deferred income taxes                                                        233          (513)           --
       Noncash payments for Director services                                        10            --            --
       Minority interest in loss of subsidiary                                       --          (687)           --
       Change in operating assets and liabilities:
            Trade accounts receivable                                            (2,532)          523          (634)
            Inventories                                                            (525)       (2,690)         (537)
            Prepaid and other current assets                                       (244)         (220)          (35)
            Trade accounts payable                                                  852         1,996             2
            Payable to affiliates                                                    --          (513)          251
            Other accrued expenses                                                  864           167           241
            Income taxes payable                                                     87           (14)           14
                                                                           ------------    ----------    ----------
               Net cash provided by (used in) operating activities                3,667          (257)         (477)
                                                                           ------------    ----------    ----------

Cash flows from investing activities:
    Purchase of marketable securities, net                                       (9,923)           --            --
    Payments for acquisitions, net of cash acquired.                                 --        (3,566)           --
    Payments for certain assets of Juniper Valley Farms                          (2,140)           --            --
    Investment in Sunrise Organic Farms, Inc.                                        --            --          (350)
    Advance to Sunrise Organic Farms, Inc.                                           --            --          (650)
    Purchases of property and equipment                                          (2,432)       (3,472)         (145)
    Proceeds from equipment sales                                                   246            66             1
    Purchases of cattle, including interest capitalized of $330
       in 1997                                                                   (5,506)       (3,595)           --
    Proceeds from cattle sales                                                      716           279            --
    Other assets                                                                   (210)          285           (47)
                                                                           ------------    ----------    ----------
            Net cash used in investing activities                               (19,249)      (10,003)       (1,191)
                                                                           ------------    ----------    ----------

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (in thousands)

  Years ended December 31, 1998 and 1997 and 52 Weeks ended December 28, 1996

                                                                                    1998           1997            1996
                                                                                -----------    -----------      -----------
Cash flows from financing activities:
    Increase (decrease) in book overdrafts                                  $            --           (642)            149
    Net change in long-term line of credit                                           (6,953)           493            (174)
    Repayments of term loan                                                          (4,000)          (244)           (131)
    Proceeds from long-term debt, other than line of credit                             500          6,881              --
    Repayments of long-term debt, other than line of credit                          (6,797)          (440)             --
    Loan to Aurora Dairy Corporation                                                    250           (250)             --
    Proceeds from director bridge loans                                                  --             --             775
    Repayments of director bridge loans                                                  --             --            (597)
    Proceeds from issuance of common stock, net                                      46,276          4,848           2,261
    Payments to acquire treasury stock                                                   --           (582)             --
    Proceeds from exercise of warrants                                                  231             --              --
    Proceeds from issuance of common stock under ESPP                                    55             --              --
    Loan origination costs                                                               --             --             (20)
                                                                                -----------    -----------      -----------
                  Net cash provided by financing activities                          29,562         10,064           2,263
                                                                                -----------    -----------      -----------
                  Net increase (decrease) in cash and cash equivalents               13,980           (196)            595
Cash and cash equivalents at beginning of year                                          404            600               5
                                                                                -----------    -----------      -----------
Cash and cash equivalents at end of year                                    $        14,384            404             600
                                                                                ===========    ===========      ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net of amount
      capitalized of $330, in 1997                                          $         1,430          1,024              97
                                                                                ===========    ===========      ===========
    Cash paid during the year for income taxes                              $           101             31              --
                                                                                ===========    ===========      ===========
    Noncash investing and financing activities:
      Additional capital lease obligations                                  $            49             88              --
                                                                                ===========    ===========      ===========
      Common stock issued for services                                      $            25             --              --
                                                                                ===========    ===========      ===========
      Common stock issued to outside directors                              $            10             --              --
                                                                                ===========    ===========      ===========
      The Company purchased the remaining 73.175% of
         common stock of Sunrise Organic Farms, Inc.
         In connection with this acquisition, assets acquired
         and liabilities assumed were as follows:
            Fair value of assets acquired                                   $            --         23,751              --
            Cash paid for common stock                                                   --         (3,566)             --
            Company stock issued for common stock                                        --         (2,378)             --
                                                                                -----------    -----------      -----------
                  Liabilities assumed                                       $            --         17,807              --
                                                                                ===========    ===========      ===========
Issuance of common stock upon conversion of debt -
    director bridge loans                                                   $            --             --             178


See accompanying notes to consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


(1) Basis of Presentation and Description of Business

    Horizon Organic Holding Corporation (Company) produces and markets organic milk and other organic dairy products which are sold to natural food stores and supermarkets nationwide.

    The Company was established in October 1991 and, prior to May 1997, was involved only in the marketing of organic milk and other organic dairy products except for a portion of 1994 and 1995 in which the Company produced conventional milk through a dairy operation which was disposed of May 31, 1995. In March 1997, the Company acquired and began producing organic milk through a dairy operation located in Idaho from which the Company had previously purchased milk. In 1997, in order to develop an organic farm milk supply for products sold in the Eastern United States, the Company began developing its second organic dairy farm in Maryland (the "Maryland Dairy"). Shipments of organic farm milk from the Maryland Dairy began in the first quarter of 1998. Horizon sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States.

    On June 30, 1997, the Company changed its fiscal year to a December 31 year end. Accordingly, the accompanying consolidated financial statements are presented for the years ended December 31, 1998 and 1997 and the 52 weeks ended December 28, 1996.

(2) Summary of Significant Accounting Policies

    (a) Principles of Consolidation

        Prior to 1997, the Company consisted of one entity, Horizon Organic Dairy, Inc. For the years ended December 31, 1998 and 1997, the consolidated financial statements include the accounts of all subsidiaries including Horizon Organic Dairy, Inc.; Horizon Organic Dairy, Idaho Farm, Inc.; and Horizon Organic Dairy, Maryland Farm, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b) Cash and Cash Equivalents

        The Company considers all highly liquid investments and securities with original maturities of three months or less at the time of purchase to be cash equivalents.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


  (c)  Marketable Securities

       Marketable securities consist of commercial paper and U.S. Treasury securities maturing within one year. Marketable securities have been categorized as held-to-maturity and are recorded at amortized cost which approximates cost. Marketable securities at December 31, 1998 are as follows (in thousands):


                Commercial paper                         $           5,966
                U.S. Treasury                                        3,957
                                                             -------------
                                                         $           9,923
                                                             =============

  (d)  Inventories

       Inventories are stated at the lower of cost (average cost or first-in, first-out method) or market.

  (e)  Property, Equipment and Cattle

       Property, equipment and cattle are carried at cost. Property (other than land) is depreciated using accelerated methods over the estimated useful lives which range from 13 to 27 years. Equipment and cattle are depreciated using an accelerated method over the estimated useful lives which range from three to seven years.

       The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd.

  (f)  Other Assets

       Other assets consist principally of loan origination fees and artwork and plates. The cost of artwork and plates is amortized using the straight-line method over three years. Loan origination fees are amortized using the interest method over the term of the respective loan. Accumulated amortization of loan origination fees, organization costs and artwork at December 31, 1998 and 1997 totaled $196,000 and $103,000, respectively.

  (g)  Revenue Recognition

       Net sales are recognized at the time of shipment, and provisions are made for allowances, returns and guarantees. Sales to new customers are at times made on a 90-day guarantee basis; if the customer is unable to sell all of the Company's products during the first 90 days after it becomes a customer, the Company issues a credit for unsold inventory. Estimated returns are recognized as a reduction to accounts receivable. The reserve for returns and guarantees at December 31, 1998 and 1997 was $70,000 and $65,000, respectively.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


  (h)  Advertising Costs

       Advertising costs are expensed in the year incurred. Advertising costs, which are included in selling expenses, totaled $301,000, $33,000 and $51,000 during 1998, 1997, and 1996, respectively.

  (i)  Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  (j)  Earnings Per Share

       Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income
       (loss) available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method.

  (k)  Stock Option Plan and Stock Option Agreements

       Prior to January 1, 1996, the Company accounted for its stock option plan and stock option agreements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


  (l)  Intangibles and Long-Lived Assets

       The excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (without interest costs) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has recorded no impairment losses.

  (m)  Employee Benefit Plan

       The Company adopted a defined contribution retirement plan (Plan) during 1997 under which eligible employees may elect to defer current compensation by up to certain statutorily prescribed annual limits and contribute such amount to the Plan. The Plan provides for the Company to match an employee's contribution in an amount up to 3% of such employee's compensation. The Company contributed $58,000 and $33,000 to the Plan for the year ended December 31, 1998 and 1997, respectively.

  (n)  Significant Customers

       The Company has a distributor which is comprised of five regional distributors who have independent purchasing arrangements with the Company. Net sales to these regional distributors, individually, is less than 10% of total net sales.

  (o)  Use of Estimates

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ significantly from those estimates.

  (p)  Reclassifications

       Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


(3) Acquisition of Sunrise Organic Farms, Inc.

    At December 28, 1996, the Company owned a 26.825% interest in Sunrise Organic Farms, Inc. (Sunrise). The remaining interest in Sunrise was owned by certain stockholders and directors of the Company. The Company accounted for its investment in Sunrise using the equity method.

    Consistent with a 1995 option agreement with Sunrise, on March 20, 1997 the Company entered into an agreement with Sunrise to acquire the remaining 73.175% (293,694 shares) of Sunrise's issued and outstanding common stock. The purchase took place in two separate closings. At the first closing on March 20, 1997, the Company purchased 176,216 shares of Sunrise common stock at $20.24 per share for an aggregate purchase price of $3,566,514. Payment was made with subordinated promissory term notes. At the second closing on May 29, 1997, the Sunrise stockholders assigned their remaining 117,478 shares of common stock in Sunrise valued at $20.24 per share to the Company in exchange for $2,377,688 of the Company's common stock based on the estimated fair value of the common stock as negotiated between Sunrise and the Company. Also, at the second closing, the Sunrise stockholders received, on a pro rata basis, warrants to acquire 69,118 shares of the Company's common stock at an exercise price of approximately $5.335 or 110% of the per share purchase price paid by the investors in the private placement for the Company's stock of $4.85 per share. These warrants expire in March 1999.

    The acquisition has been accounted for by the purchase method and the results of operations of Sunrise have been included in the Company's consolidated financial statements from January 1, 1997, with a corresponding minority interest recorded for Sunrise's proportionate share of losses for the period from January 1, 1997 through May 31, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $2,306,736 has been recorded as goodwill.

    The following unaudited pro forma financial information presents the combined results of operations of the Company and Sunrise as if the acquisition had occurred at the beginning of 1997 and 1996, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Sunrise constituted a single entity during such periods.


                                                          Year ended                   52 Weeks ended
                                                      December 31, 1997              December 28, 1996
                                                 -------------------------      -------------------------
                                                                         (unaudited)
                                                                   (dollars in thousands)
Net sales                                      $                    29,565                         21,921
                                                 =========================      =========================
Net loss                                       $                    (1,974)                          (741)
                                                 =========================      =========================
Net loss per basic and diluted share           $                      (.44)                          (.23)
                                                 =========================      =========================

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996

(4) Purchase of Certain Assets of Juniper Valley Farms

    On April 8, 1998, the Company acquired certain assets including inventory and the Juniper Valley Farms brand name for $6,000,000. The acquisition was financed with two notes payable; $2,000,000 term loan payable to a bank, bearing interest at prime plus 2% and a $4,000,000 non-interest bearing secured promissory note. The notes were paid in July 1998. The Company also issued a warrant exercisable for 3,500 shares of common stock with an exercise price of $8.00 per share which expires April 8, 2000. Intangible assets of $5,824,000 and costs associated with the transaction of $570,000 are being amortized on a straight-line basis over 15 years. The non-interest bearing note was recorded at its estimated present value which was discounted at 10.5%.

(5) Inventories

    Inventories consisted of the following (in thousands):

                                                                    December 31,           December 31,
                                                                        1998                   1997
                                                                ------------------     ------------------
Grain and feed                                                $              3,365                  3,662
Crops growing, fertilizer and other                                            438                    325
Finished goods                                                               1,409                    820
Raw materials                                                                  254                     63
                                                                ------------------     ------------------
                                                              $              5,466                  4,870
                                                                ==================     ==================

(6) Investment in and Advances to Sunrise Organic Farms, Inc.

    The Company's share of Sunrise's undistributed losses prior to the 1997 acquisition totaled $77,000 (26.825%) for the 52 weeks ended December 28, 1996. The losses recognized by the Company include the amounts stated above and amortization of intangible assets recognized by the Company in excess of the Company's proportionate share of Sunrise's net assets as reflected in Sunrise's financial statements.

    In June 1996, the Company advanced $650,000 to Sunrise under the terms of a note receivable. The note bore interest at a rate of 12.5%. The note was due and payable in full upon the earlier of December 31, 1999 or upon any occurrence of an event of default, as defined. Interest was payable monthly, commencing April 30, 1997, unless Sunrise's audited results did not show a profit. The note receivable was eliminated through the purchase of Sunrise.


                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996

 (7) Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                    December 31,           December 31,
                                                                        1998                   1997
                                                                -----------------      -----------------
Land and water rights                                         $             2,799                  2,799
Dairies and feedlot                                                        10,034                  8,600
Rolling stock, vehicles and farm equipment                                  1,781                  1,373
Cream separator                                                               622                     --
Employee housing                                                              930                    930
Intermediate crop life                                                         23                     50
Office equipment and other                                                    817                    477
                                                                -----------------      -----------------
                                                                           17,006                 14,780
   Less accumulated depreciation                                           (1,472)                  (542)
                                                                -----------------      -----------------
   Total property and equipment                               $            15,534                 14,238
                                                                =================      =================

 (8)  Cattle

      Cattle consists of the following (dollars in thousands):

                                                                   December 31,           December 31,
                                                                       1998                   1997
                                                               -----------------      -----------------
Number of head-milking cows                                                5,551                  4,566
Number of head-replacement heifers                                         2,999                  1,949
                                                               -----------------      -----------------
  Total cattle                                                             8,550                  6,515
                                                               =================      =================

Cost-milking cows                                             $            8,408                  6,568
Cost-replacement heifers                                                   2,589                  1,511
                                                               -----------------      -----------------
                                                                          10,997                  8,079
  Less accumulated depreciation                                           (1,272)                  (427)
                                                               -----------------      -----------------
                                                              $            9,725                  7,652
                                                               =================      =================

   The Company has reflected its investment in cattle at cost. Cattle are depreciated using the straight-line method over 5 years to an estimated salvage value of $325 per head.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996

 (9) Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                              1998             1997
                                                                         -----------      -----------
Subordinated notes payable with interest at prime (8.5% at December
 31, 1997) plus 1%                                                      $         --            3,566
Senior subordinated notes payable with interest at 11%                            --            2,392
Note payable to Farm Credit Services with interest at 6.5%, payable
 in monthly installments with the unpaid balance due July 1, 2010              3,673            3,851
Revolving line of credit with U.S. Bank with maximum borrowing of
 $20,000,000 with interest at prime (7.75% at December 31, 1998), less .25% secured by substantially all assets of
 the Company, due June 30, 2000                                                   --            6,953
Note payable to 44 Exchange Services with interest at 8%, secured by
 certain property                                                                 --              100
Note payable to Peoples Bank of Kent County, Maryland with interest at 9%, payable in monthly installments with the unpaid balance due
 October 27, 2002, secured by certain property                                   687              700
Notes payable to Peoples Bank of Kent County, Maryland with interest at 8.25% for the first three years, payable in monthly installments with the unpaid balance due April 15, 2018, secured by certain
 property                                                                        493               --
Obligations under capital leases with terms from two to five years with imputed interest rates ranging from 7.04% to 10.89% secured by
 related equipment                                                               504              951
                                                                         -----------      -----------
    Total long-term debt                                                       5,357           18,513
Less current portion                                                            (434)            (553)
                                                                         -----------      -----------
    Long-term debt, excluding current portion                           $      4,923           17,960
                                                                         ===========      ===========


   On May 29, 1997, in connection with the senior subordinated notes (Notes) due May 29, 2003, the Company issued 155,000 shares of its $.001 par value common stock. Accordingly, the Company recorded the $3,100,000 face amount notes net of $752,000 which was accreted using the interest method over the term of the Notes. Interest expense of $41,000 and $44,000 was recorded in 1998 and 1997, respectively in connection with this transaction. The extraordinary item relates to the early extinguishment of the Notes and represents the write-off of the unaccreted discount of $667,000. The write-off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000 in the accompanying Consolidated Statements of Operations for the year ended December 31, 1998.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


   In April 1998, the Company entered into a $500,000 note payable to Peoples Bank of Kent County, Maryland bearing interest at 8.25% and payable in monthly installments with the unpaid balance due April 15, 2018. The note holder has the right to demand repayment of principal and interest in full at any time on or after April 15, 2001. The note is secured by specific property.

   In January 1, 1999 the interest rates on the two notes payable to Peoples Bank of Kent County, Maryland were reduced to prime, currently 7.75%

   In October 1998, the Company refinanced its Note Payable with Farm Credit Services. As a result, the interest rate was reduced from 7.79% to 6.5% and the stockholder guarantees were removed.

   The revolving line of credit and notes payable contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial provisions.

   Aggregate maturities of long-term debt are as follows (in thousands):

December 31:
    1999                                                                        $           434
    2000                                                                                    374
    2001                                                                                    372
    2002                                                                                    992
    2003                                                                                    338
    Thereafter                                                                            2,847
                                                                                ---------------
       Total                                                                    $         5,357
                                                                                ===============

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996

 (10) Income Taxes

      Income tax (expense) benefit attributable to income (loss) consists of (in thousands):

                                                                     Current          Deferred           Total
                                                                 -------------     ------------     ------------
Year ended December 31, 1998:
 U.S. Federal                                                  $          (372)            (196)            (568)
 State                                                                     (70)             (37)            (107)
                                                                 -------------     ------------     ------------
                                                               $          (442)            (233)            (675)
                                                                 =============     ============     ============
Year ended December 31, 1997:
 U.S. Federal                                                  $            --              452              452
 State                                                                      --               61               61
                                                                 -------------     ------------     ------------
                                                               $            --              513              513
                                                                 =============     ============     ============
52 weeks ended December 28, 1996:
 U.S. Federal                                                  $           (11)              --              (11)
 State                                                                      (3)              --               (3)
                                                                 -------------     ------------     ------------
                                                               $           (14)              --              (14)
                                                                 =============     ============     ============

   Income tax (expense) benefit attributable to income (loss) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following (in thousands):

                                                        December 31,          December 31,          December 28,
                                                            1998                  1997                  1996
                                                    -----------------     -----------------     -----------------
Computed "expected" tax (expense) benefit         $              (536)                  755                   (14)
(Increase) reduction in income taxes
 resulting from:
State and local income taxes, net of
  federal benefit                                                 (70)                   40                    (2)
Permanent differences                                             (69)                  (60)                   (6)
Change in valuation allowance                                      --                   122                    (2)
1997 pre-acquisition losses purchased                              --                  (348)                   --
Other, net                                                         --                     4                    10
                                                    -----------------     -----------------     -----------------
                                                  $              (675)                  513                   (14)
                                                    =================     =================     =================


                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):


                                                                      December 31            December 31,
                                                                          1998                   1997
                                                                  -----------------      -----------------
Deferred tax assets:
  Equipment and cattle depreciation                             $               183                    169
  Net operating loss carryforwards                                              727                    987
  Write off of intangibles in purchase accounting                                83                     94
  Start-up costs capitalized for tax                                            136                    170
  Other, net                                                                     85                     51
                                                                  -----------------      -----------------
  Net deferred tax assets                                                     1,214                  1,471
Deferred tax liabilities:
  Property, equipment and cattle                                             (2,204)                (2,228)
                                                                  -----------------      -----------------
  Net deferred tax liabilities                                                 (990)                  (757)
  Less current net deferred tax assets                                         (281)                   (55)
                                                                  -----------------      -----------------
Long term deferred income tax liabilities                       $            (1,271)                  (812)
                                                                  =================      =================

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, accordingly, there is no valuation allowance in 1998 or 1997.

   At December 31, 1998, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $1,914,000 which are available to offset future federal taxable income and expire in the following years (in thousands):

2011                                                                               $    1,316
2012                                                                                      598
                                                                                     --------
       Total                                                                       $    1,914
                                                                                     ========

 (11) Stockholders' Equity

      The Company completed a private offering (Offering) of its $.10 par value common stock during July 1996 for $2.5 million. The Offering consisted of 776,400 shares of common stock at $3.22 per share. The Company received proceeds of $2,322,000 which was reduced by net offering costs of $61,000 for 721,188 of the shares in the Offering. The remaining 55,212 shares, also at $3.22 per share, extinguished $178,000 of director bridge loans. The proceeds were used to: 1) expand the Company's product line to include cream cheese and other dairy products; 2) advance funds to

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996

   Sunrise totaling $650,000; 3) repay $597,000 of director bridge loans; and 4) provide working capital. The Company repaid $597,000 of the $775,000 director bridge loans in cash.

   The Company completed a private offering (Second Offering) of its $.001 par value common stock on May 29, 1997. The Second Offering consisted of 855,423 shares of common stock at approximately $4.85 per share. Simultaneously, the Company exchanged all the common stock of Horizon Organic Dairy, Inc. for common stock of the Company so that only the Company's common stock was outstanding as of May 29, 1997. The Company received proceeds of $4,149,000 which was reduced by offering costs of $143,000. Also on May 29, 1997, the Company acquired 120,000 shares of its $.001 par value common stock at $4.85 per share.

   On May 29, 1997, the Company issued 155,000 shares of its $.001 par value common stock in connection with the issuance of the senior subordinated notes payable due May 29, 2003 (note 9).

   In connection with the acquisition of Sunrise, the Company issued 490,245 shares of its $.001 par value common stock at an estimated value of $2,378,000 for common stock of Sunrise.

   On July 2, 1998, the Company completed its initial public offering selling 3,450,000 shares of Common Stock at an initial public offering price of $11.00 per share. Concurrently, the Company sold 1,100,000 shares of Common Stock to Suiza Foods Corporation in a private placement at a price of $11.00 per share. The Company received proceeds of $50,050,000 which was reduced by offering costs of $3,774,000 from these offerings. A portion of the net proceeds from the initial public offering was used to repay principal and accrued interest as follows (in thousands):

Revolving line of credit                                              $     9,310
Unsecured subordinated promissory notes                                     3,601
Senior subordinated promissory notes                                        3,196
Non-interest bearing secured promissory
 note due July 8, 1998                                                      4,000
Term loan due July 31, 1998                                                 2,004
Other liabilities                                                             101
                                                                      -----------
   Total                                                              $    22,212
                                                                      ===========

   In addition to the repayment of debt and other liabilities above, the Company has used proceeds from the initial public offering for working capital requirements and purchases of equipment.

   In December 1998, two warrants were exercised to purchase an aggregate of 43,349 shares of the Company's common stock for approximately $231,000. The warrants had exercise prices of $5.335 per share.

   In April 1998, the Company retired its 120,000 shares of treasury stock.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


(12) Earnings Per Share


(In thousands, except per share amounts)                               1998            1997            1996
                                                                  -----------     -----------      -----------
Income (loss) before extraordinary item                         $         900   $      (1,022)     $        27
Extraordinary item, net of income tax benefit                            (414)             --               --
Net income (loss)                                                         486          (1,022)              27

Common and common equivalent shares outstanding:
  Historical common shares outstanding at beginning of
   period                                                               5,052           3,648            2,872
  Weighted average common equivalent shares issued during
   period                                                               2,287             840              392
  Weighted average common shares issued - basic                         7,339           4,488            3,264
  Weighted average common equivalent shares issued during
   period                                                                 403              --               19
  Weighted average common shares issued - diluted                       7,742           4,488            3,283

Earnings (loss) per basic share:
  Income (loss) per share                                       $        0.12           (0.23)            0.01
  Extraordinary item per share                                          (0.05)             --               --
                                                                  -----------     -----------      -----------
  Net income (loss) per share                                            0.07           (0.23)            0.01
                                                                  ===========     ===========      ===========

Earnings (loss) per diluted share:
  Income (loss) per share                                       $        0.11           (0.23)            0.01
  Extraordinary item per share                                          (0.05)             --               --
                                                                  -----------     -----------      -----------
  Net income (loss) per share                                            0.06           (0.23)            0.01
                                                                  ===========     ===========      ===========


(13) Stock Option Plan and Stock Option Agreements

     In October 1995, the Company reserved 250,000 shares of its common stock for an incentive stock option plan (Plan) it implemented for key employees. In December 1997 the Company reserved an additional 500,000 shares for the Plan. Options are granted at the discretion of the Board of Directors with an exercise price equal to the stock's estimated fair value at date of grant.

     In 1996, 113,943 shares were granted by the Board. 70,000 qualified shares were granted to employees that fully vest in five years, 25% per year beginning one year after the grant date and expire in 2001. 25,000 nonqualified shares were granted to directors and vest in five years, 25% per year beginning one year after grant date and expire in 2001. 2,143 nonqualified shares were granted to an outside consultant that vested immediately and expire in 1999. 16,800 qualified shares were granted to employees that vested immediately and expire in 1997.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


   In fiscal 1997 a total of 214,125 shares were granted by the Board. 4,000 nonqualified shares were granted to outside agents that vested immediately and expire in 2000. 5,250 nonqualified shares were granted to outside agents that fully vest in 5 years, 25% per year beginning one year after the grant date and expire in 2002. 168,875 qualified shares were granted to employees that fully vest in five years, 25% per year beginning one year after grant date and expire in 2002. 9,000 qualified shares were granted to employees that fully vested on November 1, 1997 and expired on November 30, 1997. 27,000 nonqualified shares were granted to directors that fully vest in five years, or 25% per year beginning one year after grant date and expire in 2002.

   In fiscal 1998 a total of 66,250 shares were granted by the Board. 1,000 nonqualified shares were granted to outside agents that fully vest in five years, or 25% per year beginning one year after grant date and expire in 2003. 62,250 qualified shares were granted to employees that fully vest in five years, 25% per year beginning one year after grant date and expire in 2003. 3,000 nonqualified shares were granted to a director that fully vest in five years, or 25% per year beginning one year after grant date and expire in 2003.

   The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.82, $1.12 and $0.70, respectively, on the date of grant using the Black Scholes option-pricing volatility model with the following weighted-average assumptions: 1998--no expected dividend yield, expected volatility of 50% for options granted after July 2, 1998, risk-free interest rates ranging from 4.17% to 5.69% depending on the life of the option, and expected option lives of 4.5 years, 1997--no expected dividend yield, risk-free interest rates ranging from 5.78% to 5.80% depending on the life of the option, and expected option lives ranging from 3 to 4 years, 1996--no expected dividend yield, risk-free interest rates ranging from 5.44% to 6.73% depending on the life of the option, and expected option lives ranging from 3 to 5 years.

   The Company applies the principles in APB Opinion No. 25 in accounting for its Plan and stock option agreements and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced, or net loss increased, to the pro forma amounts indicated below (in thousands):

                                                         1998             1997            1996
                                                     -----------     -----------      -----------
Net income (loss), as reported                     $         486          (1,022)              27
                                                     ===========     ===========      ===========
Net income (loss), pro forma                       $         463          (1,037)              14
                                                     ===========     ===========      ===========

   The above pro forma disclosures are not necessarily representative of the effect on the reported net income (loss) for future periods because options vest over several years and additional awards are made each year.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996

   Stock option activity during the years indicated was as follows:

                                                                                                   Weighted
                                                                                                   average
                                                     Number of               Range of              exercise
                                                      shares             exercise prices            price
                                                ----------------      --------------------     --------------
Balance at December 31, 1995                             245,000             $ 1.25--$2.10             $ 1.78
 Granted                                                 113,943             $ 2.00--$3.50             $ 3.29
 Canceled                                                 (5,000)            $        2.00             $ 2.00
                                                ----------------
Balance at December 28, 1996                             353,943             $ 1.25--$3.50             $ 2.53
 Granted                                                 214,125             $ 4.85--$6.50             $ 5.60
 Exercised                                               (23,050)            $ 3.38--$5.05             $ 3.94
 Canceled                                                 (4,750)            $ 3.38--$5.05             $ 4.52
                                                ----------------
Balance at December 31, 1997                             540,268             $ 1.25--$6.50             $ 3.28
 Granted                                                  66,250             $6.50--$14.88             $10.08
 Cancelled                                                (7,750)            $6.50--$12.75             $12.55
                                                ----------------
Balance at December 31, 1998                             598,768             $1.25--$14.88             $ 3.91
                                                ================
Number of options exercisable at
 December 31, 1998                                       337,862             $ 1.25--$6.50             $ 2.57

                                                          Weighted
                                                           average             Number              Weighted
                                                          remaining        exercisable at           average
                                       Number            contractual        December 31,           exercise
              Exercise price         outstanding            life                1998                 price
            -----------------    -----------------   -----------------   -----------------    -----------------
            $            1.25               90,000                 5.2              90,000  $              1.25
                   2.00--2.10              155,000                 2.3             150,000                 2.09
                   3.22--3.50               92,143                 2.7              47,143                 3.35
                   4.85--6.50              230,375                 4.4              29,750                 4.85
                 11.00--14.88               31,250                 4.6                  --                   --
                                 -----------------                       -----------------    -----------------
                                           598,768                 3.7             316,893  $              2.30
                                 =================   =================   =================    =================

      Canceled options are a result of employee terminations and forfeitures.

(14)  Leases

      The Company has noncancelable operating leases, primarily for office space and office equipment, expiring at various dates from 1999 to 2007. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense totaled, $278,000 in 1998, $151,000 in 1997 and $57,000 in 1996.


                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


   Future minimum lease payments under noncancelable operating and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 were as follows (in thousands):

                                                                         Capital             Operating
                                                                          Leases              Leases
                                                                    ---------------      ---------------
Year ended December 31:
     1999                                                         $             221                  341
     2000                                                                       133                  320
     2001                                                                       104                  265
     2002                                                                        77                  185
     Thereafter                                                                  45                  181
                                                                    ---------------      ---------------
        Total minimum lease payments                                            580    $           1,292
                                                                                         ===============
Less amounts representing interest                                              (76)
                                                                    ---------------
     Present value of minimum capital lease   payments                          504
Less current portion                                                           (188)
                                                                    ---------------
Capital lease obligations, less current portion                   $             316
                                                                    ===============

(15) Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, marketable securities, trade accounts receivable, other current assets, other assets, trade accounts payable and other accrued expenses approximate fair value because of the short maturity of these instruments.

     The carrying amounts of long-term debt approximates fair value because the interest rates are variable at market rates or because the rates are based on currently offered rates by lending institutions for similar debt instruments of comparable maturities.

(16) Related Party Transactions

     The Company subleased a portion of its office to a company controlled by a director and stockholder of the Company. The term of the sublease runs from October 1, 1997 through December 31, 1998. Rental income under the agreement was approximately $1,900 per month.

     A director and stockholder of the Company owns a ranch at which the Company periodically stores and feeds the Company's cattle for $1.60 per day, per cow. The Company incurred expenses of approximately $62,000 and $155,000 under this informal agreement in 1998 and 1997, respectively.

     One of the Company's milk processors is controlled by a director of the Company. Payments to this processor for milk processing were $1,049,000, $660,000 and $286,000 during 1998, 1997 and 1996, respectively.

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


     The Company has relied in part on loans from related parties to fund its capital needs. These loans bore interest rates consistent with market rates of interest had the Company obtained these loans from independent third parties. No amounts under these loans were due as of December 31, 1998. Amounts due to related parties under these loans as of December 31, 1997 were $6,667,000.

     The Company paid fees to one of its directors for the guarantee of certain debt at one percent of the amount guaranteed. The Company paid approximately $29,000 and $55,000 to this director in connection with guarantee fees in 1998 and 1997, respectively. The guarantees were released in 1998.

     The Company paid management fees to a company controlled by one of its directors for management of its dairy operations. The Company paid approximately $210,000 in management fees in 1997. The agreement terminated in November 1997.

(17) Purchase Commitments

     The Company contracts with various organic farmers and cooperatives throughout the United States for organic farm milk. Except for one contract which extends through 2002, these contracts are for twelve to twenty-four months and are renewable upon agreement by the Company and the producer. All production contracts require that the Company purchase minimum quantities of organic farm milk. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference in the Company's purchase price and the conventional price in cost of sales.

(18) Employee Stock Purchase Plan

     In April 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the Purchase Plan), to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the Purchase Plan, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. A new offering period begins every six months. The Board authorized an offering commencing July 2, 1998 and ending December 31, 1998, with sequential six-month offerings thereafter.

     Employees are eligible to participate in the Purchase Plan if they have been employed by the Company for at least three months preceding the beginning of the offering and work at least twenty hours per week and at least five months per calendar year. Employees can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied on specific purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of each offering or the relevant purchase date. Employees may end their participation in the offering at any time during the offering, and

                                                                     (Continued)

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

               December 31, 1998 and 1997 and December 28, 1996


   participation ends automatically on termination of employment. Holders of five percent or more of the Company's outstanding common stock are not eligible to participate in the Purchase Plan.

   In the event of certain changes in control, the Company and the Board have discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten an offering and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to the change in control. The Purchase Plan may be terminated at the Board's discretion.

   At December 31, 1998 the Company issued 5,933 shares of common stock under this Purchase Plan.

                 HORIZON ORGANIC CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

         December 31, 1998 and December 31, 1997 and December 28, 1996


(19)  Quarterly Results (unaudited)

      The following table sets forth selected quarterly unaudited financial information for the fiscal years ended December 31, 1998 and 1997 (in thousands except per share amounts):

                                                                                   Year ended December 31, 1998
                                                                   --------------------------------------------------------------
                                                                           1st Qtr         2nd Qtr        3rd Qtr       4th Qtr
                                                                   -------------------  -------------  ------------   -----------
Net sales                                                          $       10,102          11,793         12,762           14,703

Gross profit                                                                3,079           3,753          4,607            5,306

Total operating expenses                                                    2,745           3,193          3,873            4,534

Operating income                                                              334             560            734              772

Other income (expense)                                                       (492)           (676)           140              203

Income (loss) before income taxes and
  extraordinary item                                                         (158)           (116)           874              975

Income tax benefit (expense)                                                   43              23           (352)            (389)

Income (loss) before extraordinary item                                      (115)            (93)           522              586

Extraordinary item, net                                                        --              --           (414)              --

Net income (loss)                                                            (115)            (93)           108              586

Net income (loss) per share, basic                                           (.02)           (.02)           .01              .06
Net income (loss) per share, diluted                                         (.02)           (.02)           .01              .06

Weighted average shares outstanding - basic                                 5,056           5,056          9,557            9,611
Weighted average shares outstanding - diluted                               5,056           5,056         10,046           10,052

                                                                                        Year ended December 31, 1997
                                                                   --------------------------------------------------------------
                                                                           1st Qtr         2nd Qtr        3rd Qtr       4th Qtr
                                                                   -------------------  -------------  ------------   -----------
Net sales                                                          $        6,134           6,740          7,648            9,043

Gross profit                                                                1,021           1,471          1,998            2,436

Total operating expenses                                                    1,546           1,792          2,222            2,480

Operating loss                                                               (525)           (321)          (224)             (44)

Other income (expense)                                                       (153)           (226)          (345)            (384)

Income (loss) before income taxes and minority
    interest                                                                 (678)           (547)          (569)            (428)

Income tax benefit                                                             64             155            147              147

Loss before minority interest                                                (614)           (392)          (422)            (281)
Minority interest                                                             571             116             --               --

Net loss                                                                      (43)           (276)          (422)            (281)

Net income (loss) per share, basic and diluted                               (.01)           (.07)          (.08)            (.06)

Weighted average shares outstanding - basic and diluted                     3,659           4,165          5,045            5,047

                                                                     (Continued)
                                     F-26

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

         December 31, 1998 and December 31, 1997 and December 26, 1996


(20)  Reportable Segments

      The Company has two segments of business, the marketing company and the dairy farm operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an intercompany transfer price which approximates fair value. The following table sets forth selcted segment data for the fiscal years ended December31, 1998 and 1997 (in thousands):

                                                                       Year ended December 31, 1998
                                               -----------------------------------------------------------------------------
                                                                Dairy Farm
                                                  Marketing     Operations       Subtotal      Eliminations        Total
                                               --------------  -------------  --------------  --------------  --------------
Net sales - external customers                 $       49,255            105          49,360                          49,360
Net sales - internal                                      --          16,848          16,848         (16,848)            --
                                               --------------  -------------  --------------  --------------  --------------
        Total net sales                                49,255         16,953          66,208         (16,848)         49,360
                                               ==============  =============  ==============  ==============  ==============
Depreciation and amortization                  $          591          2,136           2,727                           2,727
Loss on sale of cattle and equipment                        2          1,507           1,509                           1,509
Interest income                                         2,222             18           2,240          (1,604)            636
Interest expense                                       (1,027)        (1,971)         (2,998)          1,604          (1,394)
                                               --------------  -------------  --------------  --------------  --------------
        Net interest income (expense)                   1,195         (1,953)           (758)                           (758)
                                               ==============  =============  ==============  ==============  ==============
Income tax expense                             $         (675)           --             (675)                           (675)
Extraordinary item, net of tax                           (414)           --             (414)                           (414)
Net income (loss)                                       2,093         (1,607)            486                             486
Segment assets                                         66,187         32,268          98,455         (29,099)         69,356


                                                                       Year ended December 31, 1997
                                               -----------------------------------------------------------------------------
                                                                Dairy Farm
                                                  Marketing     Operations       Subtotal      Eliminations        Total
                                               --------------  -------------  --------------  --------------  --------------
Net sales - external customers                 $       28,684            881          29,565                          29,565
Net sales - internal                                      --           9,529           9,529          (9,529)            --
                                               --------------  -------------  --------------  --------------  --------------
        Total net sales                                28,684         10,410          39,094          (9,529)         29,565
                                               ==============  =============  ==============  ==============  ==============
Depreciation and amortization                  $          174            976           1,150                           1,150
Loss on sale of cattle and equipment                       (1)         1,007           1,006                           1,006
Interest income                                           700            --              700            (647)             53
Interest expense                                         (750)        (1,023)         (1,773)            647          (1,126)
                                               --------------  -------------  --------------  --------------  --------------
        Net interest income (expense)                     (50)        (1,023)         (1,073)                         (1,073)
                                               ==============  =============  ==============  ==============  ==============
Income tax benefit                             $          513            --              513                             513
Minority interest                                         --             687             687                             687
Net income (loss)                                       1,109         (2,131)         (1,022)                         (1,022)
Segment assets                                         26,462         29,058          55,520         (22,783)         32,737