Form 10-Q
period 1999-03-31
HORIZON ORGANIC HOLDING CORP
filed 1999-05-13
CIK 1041255

--------------------------------------------------------------------------------


                          ___________________________



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

                             ____________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                             ____________________

                         Commission File No. 000-24337

                      HORIZON ORGANIC HOLDING CORPORATION
                           (a Delaware Corporation)

               I.R.S. Employer Identification Number 84-1405007
                               6311 Horizon Lane
                           Longmont, Colorado 80503
                                (303) 530-2711



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X. No _____.
                                              ---


     As of April 30, 1999, the registrant had outstanding 9,691,644 shares of its common stock, $.001 par value per share.


--------------------------------------------------------------------------------

                      HORIZON ORGANIC HOLDING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                Page No.
                                                                                                --------
                                    PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements
              Consolidated Balance Sheets......................................................       3
              Consolidated Statements of Operations............................................       4
              Consolidated Statements of Cash Flows............................................       5
              Notes to Consolidated Financial Statements.......................................   6 - 7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................................   8- 10

                                     PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.................................................      11

SIGNATURE......................................................................................      12

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIALS STATEMENTS


             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         ASSETS
                                                                                              MARCH 31            DECEMBER 31
                                                                                                1999                  1998
                                                                                                ----                  ----
Current Assets:
   Cash and cash equivalents.........................................................       $   10,753            $   14,384
   Marketable securities.............................................................           13,376                 9,923
   Trade accounts receivable, net....................................................            5,473                 4,873
   Inventories.......................................................................            5,472                 5,466
   Deferred income tax assets........................................................              103                   281
   Other current assets..............................................................              992                   563
                                                                                            ----------            ----------
       Total current assets..........................................................           36,169                35,490
Property, Equipment and Cattle
   Cattle, net.......................................................................            9,744                 9,725
   Property and equipment, net.......................................................           15,881                15,534
                                                                                            ----------            ----------
       Total property, equipment and cattle..........................................           25,625                25,259
Other Assets:
   Intangible assets, net............................................................            7,984                 8,132
   Other assets, net.................................................................              498                   475
                                                                                            ----------            ----------
       Total other assets............................................................            8,482                 8,607
                                                                                            ----------            ----------
       Total Assets..................................................................       $   70,276            $   69,356
                                                                                            ==========            ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable............................................................       $    5,030            $    4,693
   Current portion of long-term debt.................................................              379                   434
   Other accrued expenses............................................................            2,028                 1,978
   Income taxes payable..............................................................              295                    87
                                                                                            ----------            ----------
       Total current liabilities.....................................................            7,732                 7,192
Long-Term Liabilities:
   Long-term debt, less current portion..............................................            4,793                 4,923
   Deferred income tax liabilities...................................................            1,104                 1,271
                                                                                            ----------            ----------
     Total long-term liabilities.....................................................            5,897                 6,194
                                                                                            ----------            ----------
       Total liabilities.............................................................           13,629                13,386
Stockholders' Equity:
   Preferred stock, $.001 par value, authorized 2,000,000 shares; no shares issued
       or outstanding................................................................              ---                   ---
   Common stock, $.001 par value, authorized 30,000,000 and 8,000,000 shares, issued
    and outstanding 9,691,644 and 9,656,368 shares in 1999 and 1998, respectively....               10                    10

   Additional paid-in capital........................................................           58,020                57,845
   Accumulated deficit...............................................................           (1,383)               (1,885)
                                                                                            ----------            ----------
       Total stockholders' equity....................................................           56,647                55,970
                                                                                            ----------            ----------
       Total Liabilities and Stockholders' Equity....................................       $   70,276            $   69,356
                                                                                            ==========            ==========

  See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (unaudited)


                                                                                    1999                  1998
                                                                                    ----                  ----
Net sales.....................................................................  $  16,423            $   10,102
Cost of sales.................................................................     10,901                 7,023
                                                                                ---------            ----------
   Gross profit...............................................................      5,522                 3,079
                                                                                ---------            ----------
Operating expenses:
   Selling....................................................................      3,584                 2,132
   General and administrative.................................................      1,284                   613
                                                                                ---------            ----------
       Total operating expenses...............................................      4,868                 2,745
                                                                                ---------            ----------
Operating income..............................................................        654                   334
                                                                                ---------            ----------
Other income (expense):
      Interest income (expense)...............................................        182                  (492)
                                                                                ---------            ----------
       Total other income (expense)...........................................        182                  (492)
                                                                                ---------            ----------
     Income (loss) before income taxes                                                836                  (158)
Income tax benefit (expense)..................................................       (334)                   43
                                                                                ---------            ----------
     Net income (loss)........................................................  $     502            $     (115)
                                                                                =========            ==========
Income (loss) per basic and diluted share -
   net income (loss) per share................................................  $     .05            $     (.02)
                                                                                =========            ==========
   Weighted average shares outstanding, basic.................................      9,666                 5,056
   Weighted average shares outstanding, diluted...............................     10,099                 5,056

  See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (in thousands)
                                  (UNAUDITED)

                                                                                     1999                   1998
                                                                                     ----                   ----
Net cash provided by operating activities.......................................  $   1,300              $    1,642

Cash flows from investing activities:
   Purchases of marketable securities, net......................................     (3,453)                    ---
   Purchases of equipment.......................................................       (688)                   (670)
   Purchases and costs of cattle................................................       (976)                 (1,716)
   Proceeds from equipment sales................................................         47                      45
   Proceeds from cattle sales...................................................        213                     183
   Other, net...................................................................        (56)                    (39)
                                                                                  ---------              ----------
       Net cash used in investing activities....................................     (4,913)                 (2,197)
                                                                                  ---------              ----------
Cash flows from financing activities:
   Borrowings under long-term lines of credit...................................        ---                  11,450
   Payments on long-term lines of credit........................................        ---                 (10,380)
   Repayments of long-term debt, other than lines of credit.....................       (184)                   (108)
   Proceeds from the exercise of warrants.......................................        137                     ---
   Proceeds from the exercise of options........................................         29                     ---
                                                                                  ---------              ----------
       Net cash provided by (used in) financing activities......................        (18)                    962
                                                                                  ---------              ----------
Net increase (decrease) in cash and cash equivalents............................     (3,631)                    407
Cash and cash equivalents at beginning of period................................     14,384                     404
                                                                                  ---------              ----------
Cash and cash equivalents at end of period......................................  $  10,753              $      811
                                                                                  =========              ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.....................................  $      85              $      458
                                                                                  ---------              ----------
   Cash paid during the period for income taxes.................................  $     115              $      ---
                                                                                  =========              ==========

Non-cash investing and financing activities:
   Common stock issued for services.............................................  $     ---              $       26
                                                                                  =========              ==========
   Common stock issued to directors.............................................  $       9              $     ---
                                                                                  =========              ==========
   Additional capital lease obligations.........................................  $     ---              $       50
                                                                                  =========              ==========

  See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. MARKETABLE SECURITIES

     Marketable securities consist of commercial paper and U.S. Treasury securities maturing within one year. Marketable securities have been categorized as held-to-maturity. The amortized cost basis at March 31,1999 is as follows:

               Commercial paper             $  7,429
               U.S. Treasury                   5,947
                                            --------
                                            $ 13,376
                                            ========


Gross unrealized gains on marketable securities at March 31, 1999 were not significant.

3. RELATED PARTY TRANSACTION

     In March 1999, the Company entered into a Dairy Herd Management and Supply Agreement (the "Agreement") with Aurora Diary Corporation ("Aurora"). Under the Agreement, Aurora will manage the Company's dairy herd, initially 1,050 head of cattle, and oversee the organic milk production on a portion of Aurora's dairy farm located in Longmont, Colorado (the "Longmont Dairy"). The Agreement terminates on September 30, 2002, unless it is terminated earlier by the Company upon Aurora's failure to perform any of its material obligations contained in the Agreement. The Company has the option to renew the Agreement for up to an additional 18 months. Pursuant to the Agreement, the Company will pay Aurora the following amounts: (a) a cattle reimbursement fee in the amount of $50.00 per head of cattle for the first 1,050 head of cattle the Company purchases from certain parties; (b) a monthly fee of $80,000 commencing October 1, 1999 through January 31, 2000 and a minimum monthly fee of $75,000 thereafter, calculated using a formula based on the amount of milk shipped from the Longmont Dairy; and
(c) a bonus if certain cost parameters are met. In addition, at the Company's option, Aurora will raise heifers born to the dairy herd located at the Longmont Dairy for a flat fee of $1.90 per day per calf. The Company has also agreed to pay $135,000 for facility improvements necessary to permit the Longmont Dairy to function as an organic dairy.

4. SUBSEQUENT EVENT

     On April 26, 1999, the Company acquired certain intangible assets including The Organic Cow brand name for $10.9 million. The acquisition was financed with a cash payment at closing of $2.4 million and a $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in annual installments over 4 years.

5. REPORTABLE SEGMENTS

     The Company has two segments of business, the marketing company and the dairy farm operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an intercompany transfer price which approximates fair value. The following table sets forth selected segment data for the quarters ended March 31, 1999 and 1998 (in thousands):

                                                                                                 MARCH 31
                                                                                         1999              1998
                                                                                     ------------      ------------
     SALES BY SEGMENT
       Marketing                                                                     $     16,423      $     10,061
       Dairy farm operations                                                                4,754             3,792
                                                                                     ------------      ------------
            Total net sales                                                                21,177            13,853
       Intersegment sales                                                                  (4,754)           (3,751)
                                                                                     ------------      ------------
            Net sales                                                                $     16,423      $     10,102
                                                                                     ============      ============

     INCOME FROM OPERATIONS
       Marketing                                                                     $        399      $        421
       Dairy farm operations                                                                  255               (87)
                                                                                     ------------      ------------
            Income from operations                                                            654               334
       Interest and other income (expense), net                                               182              (492)
                                                                                     ------------      ------------
            Income (loss) before income taxes                                        $        836      $       (158)
                                                                                     ============      ============

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method. The following table sets forth the calculation of earnings (loss) per share for the quarters ended March 31, 1999 and 1998 (in thousands, except per share amounts):

                                                                                                MARCH 31
                                                                                          1999             1998
     Net income (loss)                                                               $        502     $      (115)

     Common and common equivalent shares outstanding:
       Historical common shares outstanding at beginning of period                          9,656           5,052
       Weighted average common equivalent shares issued during period                          10               4
                                                                                     ------------     -----------
       Weighted average common shares issued - basic                                        9,666           5,056
       Weighted average common equivalent shares outstanding during period                    433              --
                                                                                     ------------     -----------
       Weighted average common shares issued - diluted                                     10,099           5,056
                                                                                     ============     ===========

     Earnings (loss) per basic and diluted share -
           net income (loss) per share                                               $        .05     $      (.02)
                                                                                     ============     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1998. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors, including uncertainties related to the charges the Company has to pay as a result of government regulation. These factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, under the headings "Risk Factors - Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Market Order Program." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net Sales. Net sales for the three months ended March 31, 1999 were $16.4 million, an increase of $6.3 million, or 63%, from $10.1 million for the comparable period in 1998. This increase was primarily due to increased sales to existing accounts as the result of increased distribution, continued development of conventional grocery food channels, and the introduction of several new products, including organic citrus juices.

     Gross Profit.   Gross profit for the three months ended March 31, 1999 was
$5.5 million, an increase of $2.4 million, or 79%, from $3.1 million for the comparable period in 1998. As a percentage of net sales, gross profit increased to 33.6% from 30.5%. This increase is due to continued improvements in operations at the Company's organic dairy farm in Southern Idaho (the "Idaho Dairy") which contributed income versus a loss for the comparable period in 1998. This increase was partially offset by higher than normal charges under the Federal Milk Market Order Program during the first quarter of 1999.

     Selling Expenses. Selling expenses for the three months ended March 31, 1999 were $3.6 million, an increase of $1.5 million, or 68%, from $2.1 million for the comparable period in 1998. As a percentage of net sales, selling expenses was essentially flat at 21.8% versus 21.1% for the comparable period in 1998. The increase in selling expenses was primarily due to increased levels of marketing expenditures as well as increased costs for expanded distribution.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1999 were $1.3 million, an increase of $.7 million, or 109%, from $.6 million during the comparable period in 1998. As a percentage of net sales, general and administrative expenses increased to 7.8% from 6.1%. This increase is primarily due to increased amortization of intangible assets and increased costs associated with becoming a public company and the buildup of corporate infrastructure to support the Company's growth.

     Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 1999 was income of $.2 million compared to an expense of $.5 million during the comparable period in 1998. This change is primarily attributable to the reduction in interest expense due to the repayment of $22 million of indebtedness during the third quarter of 1998 combined with earnings from investments in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Cash Provided by Operations. Cash provided by operations during the three months ended March 31, 1999 was $1.3 million, a decrease of $.3 million from cash provided by operations of $1.6 million during the comparable period in 1998. The decrease in cash provided by operations was due primarily to reduced losses and increased non-cash charges associated with depreciation and amortization and the loss on disposal of cattle combined with an increase in accounts payable. These increases were offset by increases in trade accounts receivable and prepaid and other assets combined with a decrease in other accrued expenses.

     Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 1999 totaled $4.9 million, as compared to $2.2 million for the comparable period in 1998. The increase was primarily due to investments in marketable securities offset by reduced costs associated with the purchases and costs of raising cattle at the Company's dairy farms during the first quarter of 1999.

     Cash Provided by Financing Activities. Cash used in financing activities during the three months ended March 31, 1999 totaled $18,000, as compared to $962,000 provided by financing activities for the comparable period in 1998. This decrease is primarily due to the Company not utilizing its line of credit in the first quarter of 1999.

     Company management believes that cash and cash equivalents, funds generated from operations and the availability under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

     Long-term Debt. The Company has a revolving line of credit with U.S. Bank with a maximum borrowing capacity of $20 million, interest at prime less .25%, secured by substantially all the assets of the Company, due June 30, 2000. The revolving line of credit contains certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial provisions. There were no amounts outstanding under the line of credit at March 31, 1999.

     Year 2000.   The Year 2000 issue refers to the fact that certain management information systems use two digit data fields which recognize dates using the assumption that the first two digits are "19 " (i.e., the number 99 is recognized as the year 1999). When the year 2000 occurs, these systems could interpret the year as 1900 versus 2000, which in turn, could result in system failures or miscalculations causing disruptions of operations of the Company and its suppliers and customers.

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

     The Company has completed its initial evaluation of computer systems at the corporate location. The evaluation revealed that the Company's network hardware and operating systems, e-mail system, and accounting software are the major resources that are affected by the Year 2000 issue. While these systems will need to be either replaced or upgraded, the identified systems and or programs are primarily "off the shelf" products with Year 2000 versions currently available. The Company expects to have these systems fully compliant by June 1999. The Company is scheduled to complete its evaluation of the computer systems at the Idaho Dairy and the Maryland Dairy by May 1999 with full compliance expected by September 1999.

     The Company relies heavily on third-party suppliers for many products and services. As part of its Year 2000 plan, the Company has contacted its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. In addition, the Company is assessing the extent to which it could be affected by the failure of such third parties to be Year 2000 compliant. To date approximately fifty percent of the entities contacted have responded with the majority of the respondents in some phase of addressing Year 2000 issues. The Company will continue to contact its significant suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

     The total cost expended to date for the Year 2000 plan has been minimal. The Company anticipates spending approximately $100,000 to make all systems Year 2000 compliant.

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

     The Company expects to develop and implement, where necessary, a contingency plan by the end of July 1999.

                          PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 27     Financial Data Schedule


REPORTS ON FORM 8-K

     There were no reports on Form 8-K for the three month period ended March 31, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HORIZON ORGANIC HOLDING CORPORATION



Date:  May 13, 1999      /s/ Don J. Gaidano
                         -------------------------------------------------------
                         Don J. Gaidano
                         Vice President, Finance and Administration, Chief
                         Financial Officer, Treasurer and Assistant Secretary
                         (principal financial and accounting officer of the
                         Company)