Form 10-Q
period 1999-06-30
HORIZON ORGANIC HOLDING CORP
filed 1999-08-16
CIK 1041255

--------------------------------------------------------------------------------



                  ------------------------------------------




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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
                                             ---    ---

         As of July 30, 1999, the registrant had outstanding 9,696,931 shares of its common stock, $.001 par value per share.


--------------------------------------------------------------------------------

                      HORIZON ORGANIC HOLDING CORPORATION

                                   Form 10-Q

                               Table of Contents


                                                                        Page No.
                                                                        -------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets....................................   3
         Consolidated Statements of Operations.......................... 4-5
         Consolidated Statements of Cash Flows..........................   6
         Notes to Consolidated Financial Statements..................... 7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  9-11

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........   12
Item 6.  Exhibits and Reports on Form 8-K..............................   12

SIGNATURE..............................................................   13


                                                  PART I - FINANCIAL INFORMATION

                                                   Item 1. Financials Statements

                                       HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       as of June 30, 1999 (unaudited) and December 31, 1998
                                               (in thousands, except share amounts)

                                                              ASSETS


                                                                                         June 30        December 31
                                                                                           1999            1998
                                                                                           ----            ----
Current Assets:
     Cash and cash equivalents....................................................     $    3,722      $   14,384
     Marketable securities .......................................................         12,533           9,923
     Trade accounts receivable, net...............................................          7,857           4,873
     Inventories..................................................................          6,260           5,466
     Deferred income tax assets...................................................            107             281
     Other current assets.........................................................          1,185             563
                                                                                       -------------   --------------
         Total current assets.....................................................         31,664          35,490

Property, Equipment and Cattle
     Cattle, net..................................................................         10,651           9,725
     Property and equipment, net..................................................         17,508          15,534
                                                                                       -------------   --------------
         Total property, equipment and cattle.....................................         28,159          25,259

Other Assets:
     Intangible assets, net ......................................................         21,512           8,132
     Other assets, net............................................................            520             475
                                                                                       -------------   --------------
         Total other assets.......................................................         22,032           8,607
                                                                                       -------------   --------------
              Total Assets........................................................     $   81,855      $   69,356
                                                                                       =============   ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade accounts payable.......................................................     $    5,004      $    4,693
     Current portion of long-term debt............................................          2,313             434
     Other accrued expenses.......................................................          3,875           1,978
     Income taxes payable.........................................................            325              87
                                                                                       -------------   --------------
         Total current liabilities................................................         11,517           7,192

Long-Term Liabilities:
     Long-term debt, less current portion.........................................         11,716           4,923
     Deferred income tax liabilities..............................................          1,222           1,271
                                                                                       -------------   --------------
         Total long-term liabilities..............................................         12,938           6,194
                                                                                       -------------   --------------
              Total liabilities...................................................         24,455          13,386

Stockholders' Equity:
     Preferred stock, $.001 par value, authorized 2,000,000 shares; no shares issued
         or outstanding...........................................................            ---             ---
     Common stock, $.001 par value, authorized 30,000,000 and 8,000,000 shares, issued and outstanding 9,696,586 and 9,656,368 shares in 1999 and
         1998, respectively.......................................................             10              10
     Additional paid-in capital...................................................         58,084          57,845
     Accumulated deficit..........................................................           (717)         (1,885)
     Other comprehensive income...................................................             23             ---
                                                                                       -------------   --------------
         Total stockholders' equity...............................................         57,400          55,970
                                                                                       -------------   --------------

              Total Liabilities and Stockholders' Equity..........................     $   81,855      $   69,356
                                                                                       =============   ==============


                            See accompanying notes to the unaudited consolidated financial statements.




                                       HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         for the three months ended June 30, 1999 and 1998
                                             (in thousands, except per share amounts)

                                                            (unaudited)


                                                                                     1999            1998
                                                                                     ----            ----
Net sales..................................................................      $  20,590      $   11,793
Cost of sales..............................................................         13,358           8,040
                                                                               --------------  --------------

      Gross profit.........................................................          7,232           3,753
                                                                               --------------  --------------

Operating expenses:
      Selling..............................................................          4,357           2,437
      General and administrative...........................................          1,749             756
                                                                               --------------  --------------
         Total operating expenses..........................................          6,106           3,193
                                                                               --------------  --------------

Operating income...........................................................          1,126             560
                                                                               --------------  --------------

Other income (expense):
      Interest income (expense)............................................             24            (662)
      Other income (expense), net..........................................            (40)            (14)
                                                                               --------------  --------------
         Total other income (expense)......................................            (16)           (676)
                                                                               --------------  --------------

         Income (loss) before income taxes.................................          1,110            (116)

Income tax benefit (expense) ..............................................           (444)             23
                                                                               --------------  --------------

         Net income (loss).................................................      $     666      $      (93)
                                                                               ==============  ==============

Income (loss) per basic and diluted share -
      net income (loss) per share..........................................      $     .07      $     (.02)
                                                                               ==============  ==============

      Weighted average shares outstanding, basic...........................          9,692           5,056
      Weighted average shares outstanding, diluted.........................         10,129           5,056






                            See accompanying notes to the unaudited consolidated financial statements.

                                       HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          for the six months ended June 30, 1999 and 1998
                                             (in thousands, except per share amounts)

                                                            (unaudited)


                                                                                     1999            1998
                                                                                     ----            ----
Net sales..................................................................      $  37,013      $   21,895
Cost of sales..............................................................         24,259          15,064
                                                                               --------------  --------------

      Gross profit.........................................................         12,754           6,831
                                                                               --------------  --------------

Operating expenses:
      Selling..............................................................          7,941           4,569
      General and administrative...........................................          3,033           1,368
                                                                               --------------  --------------
         Total operating expenses..........................................         10,974           5,937
                                                                               --------------  --------------

Operating income...........................................................          1,780             894
                                                                               --------------  --------------

Other income (expense):
      Interest income (expense)............................................            244          (1,133)

      Other income (expense), net..........................................            (78)            (36)
                                                                               --------------  --------------
         Total other income (expense)......................................            166          (1,169)
                                                                               --------------  --------------

         Income (loss) before income taxes.................................          1,946            (275)

Income tax benefit (expense) ..............................................           (778)             66
                                                                               --------------  --------------

         Net income (loss).................................................      $   1,168      $     (209)
                                                                               ==============  ==============

Income (loss) per basic and diluted share -
      net income (loss) per share..........................................      $     .12      $     (.04)
                                                                               ==============  ==============

      Weighted average shares outstanding, basic...........................          9,679           5,056
      Weighted average shares outstanding, diluted.........................         10,116           5,056






                            See accompanying notes to the unaudited consolidated financial statements.



                                       HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          for the six months ended June 30, 1999 and 1998
                                                          (in thousands)
                                                            (unaudited)

                                                                                       1999             1998
                                                                                       ----             ----
Net cash provided by operating activities..................................        $   1,858        $   1,905

Cash flows from investing activities:
      Payment for acquisitions, net of cash acquired.......................           (5,592)          (2,140)
      Purchases of marketable securities, net..............................           (2,610)             ---
      Purchases of equipment...............................................           (1,308)          (1,121)
      Purchases and costs of cattle .......................................           (3,050)          (3,018)
      Proceeds from equipment sales........................................               54               45
      Proceeds from cattle sales...........................................              616              388
      Other, net...........................................................              (60)            (662)
                                                                                 --------------   --------------
         Net cash used in investing activities.............................          (11,950)          (6,508)
                                                                                 --------------   --------------

Cash flows from financing activities:
      Borrowings under long-term lines of credit...........................              ---           25,034
      Payments on long-term lines of credit................................              ---          (22,865)
      Repayments of long-term debt, other than lines of credit.............             (815)            (338)
      Proceeds from long-term debt, other than lines of credit.............              ---              500
      Proceeds from issuance of term note..................................              ---            2,000
      Proceeds from the exercise of warrants...............................              137              ---
      Proceeds from the issuance of stock under ESPP.......................               55              ---
      Proceeds from the exercise of options ...............................               29              ---
                                                                                 --------------   --------------
         Net cash provided by (used in) financing activities...............             (594)           4,331
                                                                                 --------------   --------------

Change resulting from other comprehensive income...........................               24              ---

Net decrease in cash and cash equivalents..................................          (10,662)            (272)
Cash and cash equivalents at beginning of period...........................           14,384              404
                                                                                 --------------   --------------

Cash and cash equivalents at end of period.................................        $   3,722        $     132
                                                                                 ==============   ==============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest.............................        $      85        $     943
                                                                                 ==============   ==============
      Cash paid during the period for income taxes.........................        $     522        $     ---
                                                                                 ==============   ==============


Non-cash investing and financing activities:
      Note issued for acquisition .........................................        $   8,514        $   4,000
                                                                                 ==============   ==============
      Common stock issued for services.....................................        $     ---        $      26
                                                                                 ==============   ==============
      Common stock issued to directors.....................................        $      17        $     ---
                                                                                 ==============   ==============
      Additional capital lease obligations.................................        $     ---        $      50
                                                                                 ==============   ==============


                            See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)
                     (in thousands, except share amounts)


1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


2.  Translation of Foreign Currencies

         The accounts of the Company's foreign subsidiary in the United Kingdom are measured using the local currency which has been designated as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in stockholder's equity.


3.  Acquisition of Rachels Dairy, Ltd.

         In April 1999, the Company acquired all the assets and liabilities of Rachels Dairy, Ltd. ("Rachels"), a United Kingdom company for $2.4 million in cash plus acquisition costs of $.4 million. The excess of cost over the fair value of acquired net assets of $2.5 million is being amortized on a straight-line basis over 15 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and Rachels as if the acquisition has occurred at the beginning of 1999 and 1998, after giving effect to certain adjustments including amortization of goodwill and income taxes. The proforma financial information does not necessary reflect the results of operations that would have occurred has the Company and Rachels constituted a single entity during such periods.

                                                                  Three months ended             Six months ended
         (unaudited, dollars in thousands)                             June 30,                      June 30,
                                                               -------------------------      ------------------------
                                                                  1999          1998             1999          1998
                                                               ----------    -----------      ----------    ----------

         Net sales                                             $   20,590         12,742      $   38,219        23,666
                                                               ----------    -----------      ----------    ----------
         Net loss                                              $      666            (64)     $    1,187          (180)
                                                               ----------    -----------      ----------    ----------
        Net loss per basic and diluted share                   $      .12           (.04)     $      .07          (.01)
                                                               ----------    -----------      ----------    ----------

4.  Acquisition of  Brand Name

         In April 1999, the Company acquired certain intangible assets including The Organic Cow brand name for $10.9 million. The acquisition was financed with a cash payment of $2.4 million and a $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in annual installments over 4 years. The intangible asset of $10.9 million plus acquisition costs of $.3 million are being amortized on a straight-line basis over 15 years .

5.  Reportable Segments

         The Company has two segments of business, the marketing company and the dairy farm operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an intercompany transfer price which approximates fair value. Other represents operations in the United Kingdom which was acquired in the second quarter of 1999. The following table sets forth selected segment data for the period ended June 30, 1999 and 1998 (in thousands):

                                                                  Three months ended              Six months ended
                                                                       June 30,                       June 30,
                                                               -------------------------      ------------------------
                                                                  1999           1998            1999          1998
                                                               ----------    -----------      ----------    ----------

        Sales by Segment
          Marketing                                            $   19,150         11,793      $   35,573        21,854
          Dairy farm operations                                     5,083          4,322           9,837         8,114
          Other                                                     1,440             --           1,440            --
                                                               ----------    -----------      ----------    ----------
               Total net sales                                     25,673         16,115          46,850        29,968
          Intersegment sales                                       (5,083)        (4,322)         (9,837)       (8,073)
                                                               ----------    -----------      ----------    ----------
               Net sales                                       $   20,590         11,793     $    37,013        21,895
                                                               ----------    -----------      ----------    ----------

        Income from Operations
          Marketing                                            $      402            515      $      801           936
          Dairy farm operations                                       594             45             849           (42)
          Other                                                       130             --             130            --
                                                               ----------    -----------      ----------    ----------
               Income from operations                               1,126            560           1,780           894
          Interest and other income (expense), net                    (16)          (676)            166        (1,169)
                                                               ----------    -----------      ----------    ----------
               Income (loss) before income taxes               $    1,110           (116)     $    1,946          (275)
                                                               ----------    -----------      ----------    ----------

6.  Earnings Per Share

         Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method. The following table sets forth the calculation of earnings (loss) per share for the period ended June 30, 1999 and 1998 (in thousands, except per share amounts):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                   ------------------------     ------------------------
                                                                     1999           1998           1999          1998
                                                                   ----------     ---------     -----------    ---------
      Net income (loss)                                            $      666           (93)    $     1,168         (209)
      Common and common equivalent shares outstanding:
        Historical common shares outstanding at
          beginning of period                                           9,692         5,056           9,656        5,052
        Weighted average common equivalent shares
              issued during period                                         --            --              23            4
                                                                   ----------     ---------     -----------    ---------
        Weighted average common shares  - basic                         9,692         5,056           9,679        5,056
        Weighted average common equivalent shares
          outstanding during period                                       437            --             437           --
                                                                   ----------     ---------     -----------    ---------
        Weighted average common shares - diluted                       10,129         5,056          10,116        5,056
                                                                   ==========     =========     ===========    =========
      Net income (loss) per basic and diluted share                $      .07          (.02)    $       .12         (.04)
                                                                   ==========     =========     ===========    =========

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

Results of Operations

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

         Net Sales. Net sales for the three months ended June 30, 1999 were $20.6 million, an increase of $8.8 million, or 75%, from $11.8 million for the comparable period in 1998. This increase was due to the acquisition of the Organic Cow brand in the northeast U.S. and Rachels Dairy, Ltd. in the United Kingdom, as well as, increased sales to existing accounts as the result of increased distribution, continued development of conventional grocery food channels, and the introduction of several new products, including organic citrus juices.

         Gross Profit. Gross profit for the three months ended June 30, 1999 was $7.2 million, an increase of $3.4 million, or 93%, from $3.8 million for the comparable period in 1998. As a percentage of net sales, gross profit increased to 35.1% from 31.8%. This increase is due primarily to continued improvements in operations at the Company's organic dairy farm in Southern Idaho (the "Idaho Dairy").

         Selling Expenses. Selling expenses for the three months ended June 30, 1999 were $4.4 million, an increase of $2.0 million, or 79%, from $2.4 million for the comparable period in 1998. As a percentage of net sales, selling expenses was essentially flat at 21.2% versus 20.7% for the comparable period in 1998. The increase in selling expenses was primarily due to increased levels of marketing expenditures as well as increased costs for expanded distribution.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1999 were $1.7 million, an increase of $.9 million, or 131%, from $.8 million during the comparable period in 1998. As a percentage of net sales, general and administrative expenses increased to 8.5% from 6.4%. This increase is primarily due to increased amortization of intangible assets, the increased costs associated with becoming a public company and the buildup of corporate infrastructure to support the Company's growth.

         Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 1999 was expense of $16,000 compared to an expense of $676,000 during the comparable period in 1998. This change is primarily attributable to the reduction in interest expense due to the repayment of $22.0 million of indebtedness during the third quarter of 1998 combined with earnings from investments in 1999.

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

         Net Sales. Net sales for the six months ended June 30, 1999 were $37.0 million, an increase of $15.1 million, or 69%, fr om $21.9 million for the comparable period in 1998. This increase was primarily due to increased sales to existing accounts as t he result of increased distribution, continued development of conventional grocery food channels, and the introduction of several n ew products, including organic citrus juices. In addition, net sales increased due to the acquisition of the Organic Cow brand in t he northeast U.
S. and Rachels Dairy, Ltd. in the United Kingdom during the second quarter of 1999.

         Gross Profit. Gross profit for the six months ended June 30, 1999 was $12.8 million, an increase of $5.8 million, or 87%, from $6.8 million for the comparable period in 1998. As a percentage of net sales, gross profit increased to 34.5% from 31.2%. This increase is due primarily to continued improvements in operations at the Idaho Dairy which contributed income versus a loss for the comparable period in 1998. This increase was partially offset by higher than normal charges under the Federal Milk Market Order Program during the first quarter of 1999.

         Selling Expenses. Selling expenses for the six months ended June 30, 1999 were $7.9 million, an increase of $3.3 million, or 74%, from $4.6 million for the comparable period in 1998. As a percentage of net sales, selling expenses were essentially flat at 21.5% versus 20.9% for the comparable period in 1998. The increase in selling expenses was primarily due to increased levels of marketing expenditures as well as increased costs for expanded distribution.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1999 were $3.0 million, an increase of $1.6 million, or 122%, from $1.4 million during the comparable period in 1998. As a percentage of net sales, general and administrative expenses increased to 8.2% from 6.2%. This increase is primarily due to increased amortization of intangible assets, the increased costs associated with becoming a public company and the buildup of corporate infrastructure to support the Company's growth.

         Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 1999 was income of $166,000 compared to an expense of $1.2 million during the comparable period in 1998. This change is primarily attributable to the reduction in interest expense due to the repayment of $22 million of indebtedness during the third quarter of 1998 combined with earnings from investments in 1999.


Liquidity and Capital Resources

         Cash Provided by Operations. Cash provided by operations during the six months ended June 30, 1999 and 1998 remain ed consistent at $1.9 million.

         Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 1999 totaled $11.9 million, as compared to $6.5 million for the comparable period in 1998. The increase was primarily due to acquisitions and investments in marketable securities in the second quarter of 1999.

         Cash Provided by (Used in) Financing Activities. Cash used in financing activities during the six months ended June 30, 1999 totaled $594,000 as compared to $4.3 million provided by financing activities for the comparable period in 1998. This decrease is primarily due to the Company not utilizing its line of credit in the 1999.

         Company management believes that cash and cash equivalents, cash generated from operations and the availability under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

         Long-term Debt. The Company has a revolving line of credit with U.S. Bank with a maximum borrowing capacity of $20 million, interest at prime less
 .25%, secured by substantially all the assets of the Company, due June 30, 2000. The revolving line of credit contains certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial provisions. There were no amounts outstanding under the line of credit at June 30, 1999.

         In April, in conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in annual installments over 4 years.

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

         The Company has completed its initial evaluation of computer systems at the corporate location. The evaluation revealed that the Company's network hardware and operating systems, e-mail system, and accounting software are the major resources that are affected by the Year 2000 issue. While these systems will need to be either replaced or upgraded, the identified systems and or programs are primarily "off the shelf" products with Year 2000 versions currently available. The Company believes these systems are fully compliant. The Company is scheduled to complete its evaluation of the computer systems at the Idaho Dairy and the Maryland Dairy by August 1999 with full compliance expected by September 1999.

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

         The total cost expended to date for the Year 2000 plan has been minimal. The Company anticipates spending approximate ly $100,000 to make all systems Year 2000 compliant.

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

         The Company expects to develop and implement, where necessary, a contingency plan by the end of September 1999.

                          PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders

         On May 12, 1999 the Company held its annual meeting of stockholders, at which the stockholders elected two directors to serve until the annual meeting of stockholders to be held in 2002, and in each case until their respective successors are elected and qualified or until such directors' death, resignation or removal. The stockholders also ratified the selection of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. Votes were cast as follows:


------------------------------------------------------------------ -------------- ------------ ------------- --------------
                                                                        For         Against     Abstaining      Broker
                                                                                  or Withheld                  Non-Vote
------------------------------------------------------------------ -------------- ------------ ------------- --------------
Election of Class I Directors:
      Mark A. Retzloff                                                 7,572,172      102,860           N/A            N/A
      Irwin Gordon.                                                    7,568,486      106,546           N/A            N/A

Ratification  of KPMG LLP as independent  auditors for the fiscal
year ending December 31, 1999                                          7,590,380       81,480         3,172           None
------------------------------------------------------------------ -------------- ------------ ------------- --------------

Directors whose term of office continued after the annual meeting are: Paul B. Repetto, Clark Mandigo II, Richard L. Robinson, Barnet M. Feinblum, Thomas D. McCloskey, and Marcus B. Peperzak.


Item 6.        Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.17 Dairy Business Agreement by and among Horizon Organic Holding Corporation, H.P. Hood Inc. and The Organic Cow L.L.C. as of April 30, 1999.
Exhibit 27     Financial Data Schedule


Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORIZON ORGANIC HOLDING CORPORATION



Date:  August 16, 1999             /s/ Don J. Gaidano
                                   ------------------------------------
                                       Don J. Gaidano
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer,
                                   Treasurer and Assistant Secretary (principal
                                   financial and accounting officer of the
                                   Company)