Form 10-Q
period 1999-09-30
HORIZON ORGANIC HOLDING CORP
filed 1999-11-15
CIK 1041255

--------------------------------------------------------------------------------



                   __________________________________________




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                              -------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X.  No   .
                                               --     ---


     As of November 1, 1999, the registrant had outstanding 9,735,213 shares of its common stock, $.001 par value per share.


--------------------------------------------------------------------------------

                      HORIZON ORGANIC HOLDING CORPORATION

                                   Form 10-Q

                               Table of Contents


                                                                                             Page No.
                                                                                             --------
                                    PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements
              Consolidated Balance Sheets...............................................            3
              Consolidated Statements of Operations.....................................          4-5
              Consolidated Statements of Cash Flows.....................................            6
              Notes to Consolidated Financial Statements................................          7-8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................         9-11

                                     PART II.  OTHER INFORMATION
Item 4.       Submission of Matters to a Vote of Security Holders.......................           12
Item 6.       Exhibits and Reports on Form 8-K..........................................           12

SIGNATURE...............................................................................           13

                         PART I - FINANCIAL INFORMATION

Item 1. Financials Statements

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           as of September 30, 1999 (unaudited) and December 31, 1998
                      (in thousands, except share amounts)

                                     ASSETS

                                                                                         September  30          December 31
                                                                                             1999                   1998
                                                                                       -----------------      ----------------
Current Assets:
   Cash and cash equivalents.........................................................            $ 1,528              $14,384
   Marketable securities.............................................................             10,579                9,923
   Trade accounts receivable, net....................................................              9,195                4,873
   Inventories.......................................................................              8,649                5,466
   Deferred income tax assets........................................................                 99                  281
   Other current assets..............................................................              1,339                  563
                                                                                     -------------------    -----------------
       Total current assets..........................................................             31,389               35,490
Property, Equipment and Cattle
   Cattle, net.......................................................................             11,907                9,725
   Property and equipment, net.......................................................             17,725               15,534
                                                                                     -------------------    -----------------
       Total property, equipment and cattle..........................................             29,632               25,259
Other Assets:
   Intangible assets, net............................................................             21,081                8,132
   Other assets, net.................................................................                503                  475
                                                                                     -------------------    -----------------
       Total other assets............................................................             21,584                8,607
                                                                                     -------------------    -----------------
       Total assets..................................................................            $82,605              $69,356
                                                                                     ===================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable............................................................            $ 5,550              $ 4,693
   Current portion of long-term debt.................................................              2,323                  434
   Other accrued expenses............................................................              3,291                1,978
   Income taxes payable..............................................................                218                   87
                                                                                     -------------------    -----------------
       Total current liabilities.....................................................             11,382                7,192
Long-Term Liabilities:
   Long-term debt, less current portion..............................................             11,461                4,923
   Deferred income tax liabilities...................................................              1,349                1,271
                                                                                     -------------------    -----------------
     Total long-term liabilities.....................................................             12,810                6,194
                                                                                     -------------------    -----------------
       Total liabilities.............................................................             24,192               13,386
Stockholders' Equity:
   Preferred stock, $.001 par value, authorized 2,000,000 shares; no shares issued
       or outstanding................................................................                ---                  ---
   Common stock, $.001 par value, authorized 30,000,000 shares, issued and
    outstanding 9,692,463 and 9,656,368 shares in 1999 and 1998, respectively                         10                   10
   Additional paid-in capital........................................................             58,322               57,845
   Accumulated earnings (deficit)....................................................                 43               (1,885)
   Other comprehensive income........................................................                 38                  ---
                                                                                     -------------------    -----------------
       Total stockholders' equity....................................................             58,413               55,970
                                                                                     -------------------    -----------------
       Total liabilities and stockholders' equity....................................            $82,605              $69,356
                                                                                     ===================    =================



   See accompanying notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months ended September 30, 1999 and 1998
                    (in thousands, except per share amounts)

                                  (unaudited)


                                                                                      1999                  1998
                                                                                ----------------      ----------------

Net sales.....................................................................          $22,798               $12,762
Cost of sales.................................................................           14,655                 8,155
                                                                              -----------------     -----------------
   Gross profit...............................................................            8,143                 4,607
                                                                              -----------------     -----------------
Operating expenses:
   Selling....................................................................            4,887                 2,967
   General and administrative.................................................            1,919                   906
                                                                              -----------------     -----------------
       Total operating expenses...............................................            6,806                 3,873
                                                                              -----------------     -----------------
Operating income............................ .................................            1,337                   734
                                                                              -----------------     -----------------
Other income (expense):
   Interest income (expense)..................................................              (31)                  142
   Other income (expense), net................................................              (38)                   (2)
                                                                              -----------------     -----------------
       Total other income (expense)...........................................              (69)                  140
                                                                              -----------------     -----------------
       Income before income taxes.............................................            1,268                   874
Income tax expense............................................................             (507)                 (352)
                                                                              -----------------     -----------------
       Income before extraordinary item.......................................              761                   522
Extraordinary item - loss on early extinguishment of debt, net of income tax
       benefit of $253........................................................              ---                  (414)
                                                                              -----------------     -----------------
       Net income.............................................................          $   761               $   108
                                                                              =================     =================
Income (loss) per common share - basic and diluted:
   Income (loss) before extraordinary item....................................             $.08                  $.05
   Extraordinary item.........................................................              ---                  (.04)
                                                                              -----------------     -----------------
   Net income per share.......................................................             $.08                  $.01
                                                                              =================     =================
   Weighted average shares outstanding, basic.................................            9,719                 9,557
   Weighted average shares outstanding, diluted...............................           10,093                10,046



   See accompanying notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the nine months ended September 30, 1999 and 1998
                    (in thousands, except per share amounts)

                                  (unaudited)


                                                                                      1999                  1998
                                                                                ----------------      ----------------

Net sales.....................................................................          $59,811               $34,657
Cost of sales.................................................................           38,914                23,218
                                                                                ----------------      ----------------
   Gross profit...............................................................           20,897                11,439
                                                                                ----------------      ----------------
Operating expenses:
   Selling....................................................................           12,828                 7,537
   General and administrative.................................................            4,952                 2,274
                                                                                ----------------      ----------------
       Total operating expenses...............................................           17,780                 9,811
                                                                                ----------------      ----------------
Operating income..............................................................            3,117                 1,628
                                                                                ----------------      ----------------
Other income (expense):
   Interest income (expense)..................................................              212                  (992)
   Other income (expense), net................................................             (115)                  (37)
                                                                                ----------------      ----------------
       Total other income (expense)...........................................               97                (1,029)
                                                                                ----------------      ----------------
       Income before income taxes.............................................            3,214                   599
Income tax expense............................................................           (1,286)                 (286)
                                                                                ----------------      ----------------
       Income before extraordinary item.......................................            1,928                   313
Extraordinary item - loss on early extinguishment of debt, net of income tax                ---                  (414)
       benefit of $253........................................................
                                                                                ----------------      ----------------
       Net income (loss)......................................................          $ 1,928               $  (101)
                                                                                ===============       ===============
Income (loss) per common share - basic
   Income before extraordinary item...........................................          $   .20               $   .05
   Extraordinary item.........................................................              ---                  (.06)
                                                                                ----------------      ----------------
   Net income (loss) per share................................................          $   .20               $  (.01)
                                                                                ================      ================

Income (loss) per common share - diluted
   Income before extraordinary item...........................................          $   .19               $   .05
   Extraordinary item.........................................................              ---                  (.06)
                                                                                ---------------       ---------------
   Net income (loss) per share................................................          $   .19               $  (.01)
                                                                                ===============       ===============

   Weighted average shares outstanding, basic.................................            9,692                 6,573
   Weighted average shares outstanding, diluted...............................           10,084                 6,573



   See accompanying notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                 (in thousands)
                                  (unaudited)

                                                                                        1999                    1998
                                                                                  -----------------       ----------------

Net cash provided by operating activities.......................................          $    148               $  2,025

Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired...............................            (5,592)                (2,140)
   Purchases of marketable securities, net......................................              (656)                (8,873)
   Purchases of equipment.......................................................            (1,880)                (1,693)
   Purchases and costs of cattle................................................            (6,032)                (4,353)
   Proceeds from equipment sales................................................               116                    184
   Proceeds from cattle sales...................................................             1,601                    553
   Other, net...................................................................                76                   (120)
                                                                                  ----------------        ---------------
       Net cash used in investing activities....................................           (12,367)               (16,442)
                                                                                  ----------------        ---------------
Cash flows from financing activities:
   Borrowings under long-term lines of credit...................................               ---                 25,691
   Payments on long-term lines of credit........................................               ---                (32,644)
   Repayments of long-term debt, other than lines of credit.....................              (970)                (6,603)
   Proceeds from long-term debt, other than lines of credit.....................               ---                    500
   Repayment of Loan to Aurora Dairy Corp.......................................               ---                    250
   Proceeds from issuance of common stock.......................................               ---                 46,276
   Proceeds from the exercise of warrants.......................................               137                    ---
   Proceeds from the issuance of stock under ESPP...............................                55                    ---
   Proceeds from the exercise of options........................................               141                    ---
                                                                                  ----------------        ---------------
       Net cash provided by (used in) financing activities......................              (637)                29,470
                                                                                  ----------------        ---------------

Net increase (decrease) in cash and cash equivalents............................           (12,856)                15,053
Cash and cash equivalents at beginning of period................................            14,384                    404
                                                                                  ----------------        ---------------
Cash and cash equivalents at end of period......................................          $  1,528               $ 15,457
                                                                                  ================        ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.....................................          $    262               $  1,115
                                                                                  ================        ===============

   Cash paid during the period for income taxes.................................          $    863               $    ---
                                                                                  ================        ===============

Non-cash investing and financing activities:
   Note payable issued for acquisition..........................................          $  8,451               $    ---
                                                                                  ================        ===============
   Common stock issued for services.............................................          $    ---               $     26
                                                                                  ================        ===============
   Common stock issued to directors.............................................          $     21               $      5
                                                                                  ================        ===============
   Additional capital lease obligations.........................................          $    ---               $     50
                                                                                  ================        ===============


   See accompanying notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)
                      (in thousands, except share amounts)


1.  Basis of Presentation

     The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


2.   Translation of Foreign Currencies

     The accounts of the Company's subsidiary in the United Kingdom are measured using the local currency which has been designated as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in stockholders' equity.


3.   Acquisition of Rachels Dairy, Ltd.

     In April 1999, the Company acquired all the assets and liabilities of Rachels Dairy, Ltd. ("Rachels"), a United Kingdom company for $2.4 million in cash plus acquisition costs of $.4 million. The excess of cost over the fair value of acquired net assets of $2.5 million is recognized in tangible assets and is being amortized on a straight-line basis over 15 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Rachels as if the acquisition had occurred at the beginning of 1999 and 1998, after giving effect to certain adjustments including amortization of goodwill and income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Rachels constituted a single entity during such periods.



                                                                   Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                            ------------------------------      -----------------------------
                                                                 1999             1998               1999             1998
                                                            ------------    --------------      ------------     ------------
Net sales                                                   $     22,798            13,729      $     61,017           37,395
                                                            ============     =============      ============     ============
Net income (loss)                                           $        761               110      $      1,947              (70)
                                                            ============     =============      ============     ============
Net loss per basic share                                    $        .08               .01      $        .20             (.01)
                                                            ============     =============      ============     ============
Net loss per diluted share                                  $        .08               .01      $        .19             (.01)
                                                            ============     =============      ============     ============

4.   Reportable Segments

     The Company has three segments of business, the marketing company, the dairy farm operations and the international operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an inter-company transfer price that approximates fair value. International represents operations in the United Kingdom that was acquired in the second quarter of 1999. The following table sets forth selected segment data for the periods ended September 30, 1999 and 1998:


                                                                  Three months ended                    Nine months ended
                                                                     September 30,                        September 30,
                                                            -------------------------------       --------------------------------
                                                                 1999               1998                1999               1998
                                                            ------------      -------------       --------------      ------------
Sales by Segment
  Marketing                                                 $     21,301             12,743       $       56,874            34,597
  Dairy farm operations                                            5,263              4,430               15,100            12,544
  International                                                    1,497                 --                2,937                --
                                                            ------------      -------------       --------------      ------------
       Total net sales                                            28,061             17,173               74,911            47,141
  Intersegment sales                                              (5,263)            (4,411)             (15,100)          (12,484)
                                                            ------------      -------------       --------------      ------------
       Net sales                                            $     22,798             12,762       $       59,811            34,657
                                                            ============      =============       ==============      ============

Income from Operations
  Marketing                                                 $        404                488   $            1,205             1,424
  Dairy farm operations                                              868                246                1,717               204
  International                                                       65                 --                  195                --
                                                            ------------      -------------       --------------      ------------
       Income from operations                                      1,337                734                3,117             1,628
  Interest and other income (expense), net                           (69)               140                   97            (1,029)
                                                            ------------      -------------       --------------      ------------
       Income (loss) before income taxes                    $      1,268                874       $        3,214      $        599
                                                            ============      =============       ==============      ============

5.    Earnings Per Share

     Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalent is calculated using the treasury stock method. The following table sets forth the calculation of earnings (loss) per share for the three and nine months ended September 30, 1999 and 1998 (in thousands, except per share amounts):

                                                                       Three months ended                  Nine months ended
                                                                          September 30,                      September 30,

                                                                 -----------------------------     ------------------------------
                                                                      1999             1998              1999              1998
                                                                 ------------     ------------     --------------     -----------
Net income (loss)                                                $        761              108     $        1,928            (101)
Common and common equivalent shares outstanding:
  Historical common shares outstanding at
   beginning of period                                                  9,697            5,056              9,656           5,052

  Weighted average common shares
        issued during period                                               22            4,501                 36           1,521
                                                                 ------------     ------------     --------------     -----------
  Weighted average common shares  - basic                               9,719            9,557              9,692           6,573
  Weighted average common equivalent shares
   outstanding during period                                              374              489                392              --
                                                                 ------------     ------------     --------------     -----------
  Weighted average common shares - diluted                             10,093           10,046             10,084           6,573
                                                                 ============     ============     ==============     ===========
Net income (loss) per basic share                                $        .08              .01  $             .20            (.01)
                                                                 ============     ============     ==============     ===========
Net income (loss) per diluted share                              $        .08              .01  $             .19            (.01)
                                                                 ============     ============     ==============     ===========

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

Results of Operations

Three months ended September 30, 1999, Compared to Three months ended September 30, 1998

     Net Sales. Net sales for the three months ended September 30, 1999 were $22.8 million, an increase of $10.0 million, or 79%, from $12.8 million for the comparable period in 1998. This increase was due to the acquisition of the Organic Cow brand in the northeast U.S. and Rachels Dairy, Ltd. (Rachels Dairy) in the United Kingdom, as well as, increased sales of existing products to existing accounts, continued development of conventional grocery food channels, and the introduction of several new products, including organic citrus juices.

     Gross Profit.   Gross profit for the three months ended September 30, 1999 was $8.1 million, an increase of $3.5 million, or 77%, from $4.6 million for the comparable period in 1998. As a percentage of net sales, gross profit decreased to 35.7% from 36.1%. This decrease is due primarily to reduced income from the sale of excess conventional milk due to lower prices in 1999 as compared to 1998 offset by continued improvements in operations at the Company's organic dairy farm in southern Idaho (the" Idaho Dairy").

     Selling Expenses. Selling expenses for the three months ended September 30, 1999 were $4.9 million, an increase of $1.9 million, or 65%, from $3.0 million for the comparable period in 1998. The increase in selling expenses was due primarily to increased levels of marketing expenditures as well as increased costs for expanded distribution. As a percentage of net sales, selling expenses decreased to 21.4% from 23.2% for the comparable period in 1998. The decrease in selling expenses as a percentage of net sales was due primarily to increased leverage of selling expenses over a larger revenue base offset by increased levels of marketing expenditures and increased costs for expanded distribution.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1999 were $1.9 million, an increase of $1.0 million, or 112%, from $.9 million during the comparable period in 1998. As a percentage of net sales, general and administrative expenses increased to 8.4% from 7.1%. This increase is due primarily to the development of corporate infrastructure to support the Company's growth, increased amortization of intangible assets and the increased costs associated with becoming a public company.

     Other Income (Expense), Net. Other income (expense), net for the three months ended September 30, 1999 was expense of $69,000 compared to income of $140,000 during the comparable period in 1998. This change is primarily attributable to a reduction in interest earnings due to cash utilized to purchase Rachels Dairy combined with interest expense on the note payable issued in connection with the acquisition of The Organic Cow brand in the second quarter of 1999.

     Extraordinary Item. The extraordinary item in the third quarter 1998 relates to the early extinguishment of certain senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $.7 million. The write off was charged to expense and is classified as an extraordinary item net of the associated tax benefit of $.3 million in the accompanying Consolidated Statement of Operation for the three months ended September 30, 1998.

Nine months ended September 30, 1999, Compared to Nine months ended September 30, 1998

     Net Sales. Net sales for the nine months ended September 30, 1999 were $59.8 million, an increase of $25.1 million, or 73%, from $34.7 million for the comparable period in 1998. This increase was primarily due to increased sales of existing products to existing accounts, continued development of conventional grocery food channels, and the introduction of several new products, including organic citrus juices. In addition, net sales increased due to the acquisition of the Organic Cow brand in the northeast U. S. and Rachels Dairy, during the second quarter of 1999.

     Gross Profit.   Gross profit for the nine months ended September 30, 1999
was $20.9 million, an increase of $9.5 million, or 83%, from $11.4 million for the comparable period in 1998. As a percentage of net sales, gross profit increased to 34.9% from 33%. This increase is due primarily to continued improvements in operations at the Idaho Dairy, which were partially offset by higher than normal charges under the Federal Milk Market Order Program during the first quarter of 1999.

     Selling Expenses. Selling expenses for the nine months ended September 30, 1999 were $12.8 million, an increase of $5.3 million, or 70%, from $7.5 million for the comparable period in 1998. The increase in selling expenses was primarily due to increased levels of marketing expenditures and increased costs for expanded distribution. As a percentage of net sales, selling expenses were essentially flat at 21.4% versus 21.7% for the comparable period in 1998. The increased levels of marketing expenditures and increased costs for expanded distribution were offset by increased leverage of selling expenses over a larger revenue base.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 were $4.9 million, an increase of $2.6 million, or 118%, from $2.3 million during the comparable period in 1998. As a percentage of net sales, general and administrative expenses increased to 8.3% from 6.6%. This increase is due primarily to the development of corporate infrastructure to support the Company's growth, increased amortization of intangible assets and the increased costs associated with becoming a public company.

     Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 1999 was income of $97,000 compared to expense of $1.0 million during the comparable period in 1998. This change is primarily attributable to the reduction in interest expense due to the repayment of $22.0 million of indebtedness during the third quarter of 1998 combined with earnings from investments in 1999 offset by interest expense incurred on the note payable issued in connection with the acquisition of The Organic Cow brand in the second quarter of 1999.

     Extraordinary Item. The extraordinary item in the third quarter 1998 relates to the early extinguishment of the certain senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $.7 million. The write off was charged to expense and is classified as an extraordinary item net of the associated tax benefit of $.3 million in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1998.


Liquidity and Capital Resources

     Cash Provided by Operations. Cash provided by operations during the nine months ended September 30, 1999 was $148,000 compared to $2.0 million in 1998. This decrease is due primarily to increases in accounts receivable and inventory offset partially by an increase in accrued liabilities.

     Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 1999 totaled $12.4 million, as compared to $16.4 million for the comparable period in 1998. This decrease was primarily due to reduced investments in marketable securities and higher proceeds from cattle sales partially offset by an increase in cash used for acquisitions and cattle purchases.

     Cash Provided by (Used in) Financing Activities. Cash used in financing activities during the nine months ended September 30, 1999 totaled $637,000 as compared to $29.4 million provided by financing activities for the comparable period in 1998. The 1998 results include proceeds from an initial public offering in the third quarter. Additionally the decrease is attributable to the Company not utilizing its line of credit in 1999.

    Company management believes that cash and cash equivalents, cash generated from operations and the availability under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

    Long-term Debt. The Company has a revolving line of credit with U.S. Bank with a maximum borrowing capacity of $20 million, interest at prime less .25%, secured by substantially all the assets of the Company, due September 30, 2000. The revolving line of credit contains certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial provisions. There were no amounts outstanding under the line of credit at September 30, 1999.

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

    The Company has completed its initial evaluation of computer systems at the corporate location. The evaluation revealed that the Company's network hardware and operating systems, e-mail system, and accounting software are the major resources that are affected by the Year 2000 issue. All these systems have now been either replaced or upgraded with Year 2000 versions.

    The Company relies heavily on third-party suppliers and processors for many products and services. As part of its Year 2000 plan, the Company has contacted its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. In addition, the Company is assessing the extent to which it could be affected by the failure of such third parties to be Year 2000 compliant. To date approximately sixty percent of the entities contacted have responded with the majority of the respondents in some phase of addressing Year 2000 issues. The Company will continue to contact its significant suppliers and processors in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

    The total cost expended year to date for the Year 2000 plan has been under $50,000. The Company anticipates spending will not exceed $50,000 to make all systems Year 2000 compliant.

    Management believes that it has an effective program in place to adequately address the Year 2000 issue in a timely manner. Nevertheless, failure of third parties upon whom the Company's business relies could result in disruption of the Company's supply of product, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to daily operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although, the Company believes its Year 2000 plan will adequately address the Company's internal issues, the overall risks associated with the Year 2000 issue cannot be fully identified until the Company receives more responses from significant suppliers. Accordingly, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time.

    The Company expects to develop and implement, where necessary, a contingency plan by the beginning of December 1999.

                          PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 6.        Exhibits and Reports on Form 8-K

Exhibits

Exhibit 27     Financial Data Schedule


Reports on Form 8-K

    There were no reports on Form 8-K for the quarter ended September 30, 1999.

                              SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       HORIZON ORGANIC HOLDING CORPORATION



Date:  November 15, 1999          /s/ Don J. Gaidano
                                  ---------------------------------------------
                                  Don J. Gaidano
                                  Vice President, Finance and Administration,
                                  Chief Financial Officer,
                                  Treasurer and Assistant Secretary
                                  (principal financial and accounting officer
                                  of the Company)