Form 10-K
period 1999-12-31
HORIZON ORGANIC HOLDING CORP
filed 2000-03-31
CIK 1041255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                     -------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                   -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The approximate aggregate market value of the Common Stock held by nonaffiliates of the registrant, based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $ 93,768,809.75 as of March 1, 2000.

As of March 1, 2000, the registrant had outstanding 9,742,214 shares of its common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

-------------------------------------------------------------------------------

                       HORIZON ORGANIC HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                    Page
     Item        1    Business.........................................................................................3

     Item        2    Properties......................................................................................22

      Item       3    Legal Proceedings...............................................................................22

      Item       4    Submission of Matters to a Vote of Security Holders.............................................22


                                     PART II

      Item       5      Market for Registrant's Common Equity and Related Stockholder Matters.........................23

      Item       6      Selected Consolidated Financial Data..........................................................24

      Item       7      Management's Discussion and Analysis of Financial Condition and Results
                        of Operation..................................................................................25

      Item       8      Consolidated Financial Statements and Supplementary Data......................................30

      Item       9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................31


                                    PART III

     Item       10     Directors and Executive Officers of the Registrant.............................................31

     Item       11     Executive Compensation.........................................................................31

     Item       12     Security Ownership of Certain Beneficial Owners and Management.................................31

     Item       13     Certain Relationships and Related Transactions.................................................31


                                     PART IV

     Item       14     Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K...................32

                                     PART I

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION UNDER THE HEADING "RISK FACTORS."

ITEM 1.           BUSINESS

GENERAL

        Horizon Organic Holding Corporation ("Horizon," "Horizon Organic" or the "Company") produces, processes and markets the leading brand of certified organic fluid milk and a full-line of refrigerated certified organic dairy products. Horizon has become the first dairy to offer in the United States nationwide distribution of organic fluid milk by establishing a national network of organic farm milk producers and processors and by building a nationwide customer base. From its position as the market leader in organic fluid milk sales, Horizon has leveraged its brand to create a full line of refrigerated organic dairy products including a juice line.

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

        From 1992 to 1994, the Company contracted for the supply of organic fluid milk with Coulee Region Organic Produce Pool, a Wisconsin agricultural cooperative ("CROPP"), an organic dairy cooperative which during that period was located only in Wisconsin. In 1994, the Company made a strategic decision to begin developing its own organic milk supply. Accordingly, the Company began building a herd of organic cows and developing its own source of organic feed, and entered into a lease and management agreement with a subsidiary of Aurora Dairy Corporation ("Aurora") for a dairy farm in Idaho ("Sunrise"). These facilities became the Company's Idaho Dairy (the "Idaho Dairy") in fiscal 1997. Aurora is controlled by Marc Peperzak, a member of the Company's Board of Directors. In fiscal 1997, in order to develop an organic farm milk supply for products sold in the Eastern United States, the Company began developing its second organic dairy farm in Maryland (the "Maryland Dairy"). Shipments of organic farm milk from the Maryland Dairy began in the first quarter of 1998. Horizon sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States.

STRATEGY

        Horizon's goal is to strengthen its position as the leading brand of organic dairy products and to continue to drive the growth of the organic dairy market. The key elements of Horizon's growth strategy include the following:

        BUILD BRAND AWARENESS. The Company believes that building the Horizon brand and consumer loyalty will enable it to grow the organic dairy market and capture the majority of that growth. The Company believes that its distinctive product packaging, which stands out in crowded refrigerated dairy cases, is a key element to its branding strategy. Horizon intends to build additional brand awareness by continuing to educate consumers about the value of organic products, conducting consumer and trade promotions, and by increasing its marketing spending as a percentage of sales. Horizon plans to focus its marketing efforts initially in highly developed mass markets which have demonstrated market acceptance of organic products, such as Los Angeles, San Francisco, Denver and New York City.

        EXPAND ORGANIC FLUID MILK DISTRIBUTION IN MASS MARKET. The Company has focused its resources on penetrating conventional supermarkets with organic fluid milk, which is a staple item for consumers with a high turnover rate for food retailers. The Company believes that introducing organic fluid milk as its initial product enables it to capture shelf space and gain credibility with retailers while creating consumer awareness of the Horizon brand. As demand for Horizon's organic fluid milk products develops in each conventional supermarket, Horizon is then able to introduce other organic dairy products, such as yogurt, juice, cheese and butter.

        EXTEND BRAND IDENTITY. The Company believes that it can continue to grow the market for organic products through the introduction of additional organic dairy and non-dairy products. The Company believes that its distinctive, brightly-colored flying cow and earth logo appeals to a broad audience of consumers, particularly mothers and children, and is extendible to additional organic product categories. The Company intends to continue to build its family of products both through the internal development of organic dairy products which further leverage the Company's vertically-integrated production, processing and distribution system as well as through acquisitions, licensing and co- branding arrangements for other complementary organic products. For example, in 1998 Horizon acquired the Juniper Valley Farms brand which included new product categories such as organic orange juice. The Company currently licenses its brand to Glenwood Foods, L.L.C. and NuCal Foods, Inc. for use in connection with the sale of organic eggs. In addition, in 1999, the Company entered into its first international trademark licensing agreement with Takanashi Milk Products, Ltd. The three-year agreement includes provisions for the two companies to co-brand organic dairy products for the Japanese market. Horizon will consider other licensing and co-branding arrangements where the Company's organic dairy products can be used as ingredients in other organic products.

        OPTIMIZE SUPPLY CHAIN LOGISTICS. The Company intends to continue to focus on improving the logistics of producing and processing organic fluid milk and other organic dairy products, including reducing the transportation costs and delivery time for organic farm milk and finished goods. Horizon began operations with a single source of organic farm milk located in Wisconsin and a fluid milk processor located in Iowa which provided the Company's organic fluid milk to customers in the United States nationwide. Horizon has improved the efficiency of its supply chain by adding geographically-dispersed organic farm milk producers and processors.

        INCREASE ORGANIC FARM MILK SUPPLY. Horizon believes that a strategically located, proprietary organic farm milk supply is a significant competitive advantage in the organic dairy market. Horizon has established a proprietary supply through its ownership of two organic dairy farms combined with a long-term organic farm milk supply arrangement. In addition, with the acquisition of the Juniper Valley Farms brand and The Organic Cow brand, the Company acquired a significant network of farm milk producers located in the East Coast. The Company intends to continue to expand its organic farm milk supply, both through supply arrangements with dairy cooperatives and independent farmers as well as through the possible establishment of additional Company-owned organic dairy farms.

         ENTER NEW DISTRIBUTION CHANNELS. Horizon believes that there is an opportunity for growing the organic dairy market by entering additional distribution channels such as food service, food ingredients and international markets. In that regard, in 1998 Horizon entered into a technical services agreement to assist Takanashi Milk Products, Ltd., a Japanese dairy, in establishing an organic dairy in Japan to produce and market organic dairy products under the Horizon brand. In 1999, that agreement was renegotiated as a trademark licensing agreement.

         Also, in 1999, the Company acquired Rachel's Dairy Ltd, a UK corporation. Rachel's is a processor of organic yogurts and creams. The Company intends for Rachel's to help provide the platform for introducing the Horizon Organic label in the UK and ultimately into continental Europe.

         SUBSEQUENT EVENT - CALIFORNIA LAND PURCHASE. On March 2, 2000, the Company purchased a dairy farm consisting of 607 acres in Wilton, California. The Company believes this farm positions the Company to develop, at the appropriate time, another organic milk supply closer to its contracted processors. The price paid was approximately $1.4 million and is net of conservation easements sold to The Nature Conservancy. One of these easements provides for 110 acres to be set aside in perpetuity for a giant garter snake preserve while utilizing the area for dairy wastewater treatment. The second easement requires that 473 acres be used for agriculture in perpetuity, provided that 60 acres be set aside for permanent agricultural facilities including agricultural residences. The land is considered to be immediately organically certifiable and the environmental permits have already been granted to the Company. The farm will be operated as Horizon Organic Dairy, California Farm, Inc. which is a C-corporation newly created by the Company.

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

         The Company believes that its organic standards meet or exceed all currently existing and proposed governmental certification standards, as well as all significant private organic certification standards. The farm milk which Horizon sources from certified organic dairy farms is produced by cows which have not been treated with antibiotics or synthetic growth hormones, such as rBGH, and which are fed 100% organic feed. The farm milk which Horizon sources from newly-converted, certified organic dairy farms is produced by cows which have not been treated with antibiotics or synthetic growth hormones, and which are fed at least 65% organic feed for the first nine of the 12 months preceding their first milking and 100% organic feed for the 90 days preceding their first milking and thereafter. To be certified in the United States as organic, feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. Furthermore, Horizon's organic farm milk must be isolated from contact with conventional milk residue throughout the production and distribution process, from milking, through transporting, processing and packaging. All of Horizon's third party producers, processors and milk transporters currently are meeting the applicable organic food standards discussion of Europe standards.

         In December 1997, the federal government published proposed national regulations to standardize organic certification requirements as part of the Organic Foods Production Act which was enacted as part of the 1990 United States Farm Bill. After much input from the public, the proposed regulations were modified and issued again in March 2000. This law will provide for a minimum federal standard that all organic producers will have to follow in order to be "certified" organic, and will include a seal to provide consumers with assurance that products sold as "organic" meet these minimum standards. The Organic Trade Association anticipates that the final regulations will be implemented in 2001.

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

PRODUCTS

         Approximately 68% of Horizon's total net sales in fiscal 1999 were from sales of organic fluid milk products. The Company's next largest product line was its organic yogurt, which comprised approximately 8% of its total net sales and its organic butter products which comprised approximately 7% of its total net sales for the same period. International sales comprised approximately 5% of its total net sales while the Company's juice line accounted for approximately 4.7% of its net sales. The Company believes that introducing organic fluid milk as its initial product enabled it to capture shelf space and gain credibility with retailers while creating consumer awareness of the Horizon brand. As demand for Horizon's organic fluid milk products develops in each conventional supermarket, Horizon is then able to introduce other organic dairy products, such as yogurt, juice, cheese and butter. Although the Company anticipates that its product mix will change over time as it introduces other organic dairy products in accordance with this business strategy, the Company does not believe that the product mix will change materially in the near term.

         ORGANIC FLUID MILK PRODUCTS. Horizon currently markets 22 SKUs of fluid milk under the Horizon brand. The May 1999 acquisition of The Organic Cow brand of organic products contributed significantly to the fluid milk product offerings including Ultra Pasteurized. Horizon currently markets 8 SKUs of fluid milk under The Organic Cow brand.

         The Horizon brand organic fluid milk products are made by processing organic farm milk sourced from either the Company-owned dairy farms or other strategically located organic farm milk producers. The Company's processors use standard dairy industry homogenization and pasteurization methods. See "--Production and Processing."

         The Horizon brand organic fluid milk products have distinct product packaging consistent with the Company's trade dress theme. See "--Marketing." The Company's sales and distribution strategy for its organic fluid milk products includes a network of natural foods distributors, dairy distributors and direct sales to supermarket chains. See "--Sales and Distribution."

         OTHER ORGANIC DAIRY AND NON-DAIRY PRODUCTS. Horizon currently markets 43 SKUs of other (non-fluid milk) organic dairy products such as cheese, yogurt, butter, sour cream, and cottage cheese. In addition, Horizon offers 6 SKUs of organic citrus juices.

         INTERNATIONAL. In April 1999, the Company acquired all the assets and liabilities of Rachel's Dairy Ltd, a United Kingdom company, for $2.4 million in cash plus acquisition costs of $.4 million. Rachel's is a processor of organic yogurts and creams. Rachel's currently produces and sells 16 SKU's of yogurts and creams to the UK market under the Rachel's name as well as private label offerings.

         CITRUS JUICES. In September 1998, Horizon introduced a line of chilled, not-from-concentrate, pasteurized, certified organic juices. The Company currently sells 6 SKUs, including orange juice with pulp, orange juice without pulp and ruby red grapefruit juice. Horizon sources its organic oranges and ruby red grapefruits from premium growers in Florida and California and then associates with top juice processors and packers in the two states. During production, the juices, which are not from concentrate and contain no added sugar or water, are flash pasteurized. Both orange juices contain a blend of Valencia and other orange varieties that deliver an exceptionally sweet rich taste.

         The Horizon brand dairy products each carry the Horizon brightly-colored flying cow and earth logo and bright colors as well as, except for certain yogurt flavors, the red, yellow and blue colors which are part of the Company's trade dress theme. The Horizon organic citrus juice products also carry the Horizon brightly-colored flying cow and earth logo and bright colors which are part of the Company's trade dress theme. The Organic Cow products are packed in their distinctive northeast package while the Rachel's products are packaged primarily in distinctive black "pots". See "--Marketing." The Company's sales and distribution strategy for its products involves a network of natural foods distributors, dairy distributors and direct sales to supermarket chains. Because of their relatively long shelf life, the Company's non-fluid milk products are typically stored at public warehouses located in San Francisco and Chicago and at a warehouse located outside of New York City. See "--Sales and Distribution."

MARKETING

         Horizon's marketing strategy is designed to continue to build awareness of the Horizon brand and generate consumer loyalty. The Company believes that its distinctive product packaging, which stands out in crowded refrigerated cases, is a key element to its branding strategy. All of the Company's organic fluid milk and other dairy products carry the Company's distinctive, brightly-colored flying cow and earth logo or other distinctive trade dress. In addition, all of the Company's organic fluid milk products and certain of the Company's other organic dairy products are packaged using the bright red, yellow and blue colors which are part of the Company's trade dress theme. In addition, the Company uses its packaging to carry educational information about the value of organic products. For example, the Company's half gallon fluid milk product packaging carried information about the Organic Foods Production Act, including the Company's position on the Act and the USDA's address to which consumers could send comments.

         Horizon also engages in other traditional consumer and trade marketing activities, including public relations activities, a consumer oriented web page - www.horizonorganic.com, consumer coupons, product sampling and trade promotions. Horizon plans to increase its marketing spending as a percentage of sales as part of its strategy to increase consumer awareness of the Horizon brand and the value of organic products through additional consumer-oriented marketing activities, such as consumer promotions and advertising. Horizon plans to focus these efforts initially in highly developed mass markets which have demonstrated market acceptance of organic products, such as Los Angeles, San Francisco, Denver and New York City.

         Horizon's marketing strategy also includes leveraging the Company's increasingly well-known brand by extending it to new product categories. For example, the Company currently licenses its brand to Glenwood Foods, L.L.C. and NuCal Foods, Inc. for use in connection with the sale of organic eggs. In addition, in 1999 the Company entered into its first international trademark licensing agreement with Takanashi Milk Products, Ltd. The three-year agreement includes provisions for the two companies to co-brand organic dairy products for the Japanese market. Horizon will consider other licensing and co-branding arrangements where the Company's organic dairy products can be used as ingredients in other organic products. In the UK the Company plans to leverage the well known Rachel's brand in order to introduce selected Horizon Organic brand products. In addition to the Rachel's brand, a key element of selling in the UK is providing private label offerings to key accounts.

SALES AND DISTRIBUTION

         Horizon's sales and distribution strategy is focused on building the Horizon brand in the United States nationwide in conventional supermarkets while maintaining its leading position in natural foods stores. Horizon's sales and distribution strategy is similar for both its organic fluid milk products and its other organic dairy products. Horizon currently offers 79 SKUs of premium-priced organic products under the Horizon and The Organic Cow brands and 16 SKUs of Rachel's brand in the UK. Horizon estimates that it is currently selling its organic products in over 10,000 retail locations, including conventional and natural foods supermarkets, specialty retailers and natural foods stores. Horizon distributes its products to retailers across the United States through natural foods distributors, dairy distributors and directly to supermarket chains. The UK sales are either direct shipped to the larger customers or through dairy distributors. Horizon's sales team includes regional sales managers who are responsible for all selling activities and customer relationships as well as managing a network of food brokers to facilitate selling and distribution to, and in-store merchandising for, retailers. The field sales personnel work closely with Horizon's internal customer service team to meet the daily order and logistic needs of the Company's customers. In addition, Horizon conducts national marketing programs with the two largest natural foods retailers, Whole Foods Markets and Wild Oats Markets.

         Horizon's distributors generally deliver the Company's products directly to retail stores. Horizon's retail supermarket chain customers typically take delivery of Horizon's products at the customer's distribution warehouse. In fiscal 1999, the Company's largest account was United Natural Foods, a national distributor which is comprised of five regional distributors who have independent purchasing arrangements with the Company. For such period, these five regional distributors accounted for approximately 18% of the Company's sales.

COMPETITION

         The dairy business is highly competitive. It consists of a range of competitors, including large, conventional dairies, large food companies with well-established dairy product brands and retailers with private-labeled fluid milk and other products which together occupy a significant portion of the available shelf space in Horizon's target retail markets.

         The Company's principal competitors in the market for organic fluid milk vary by region and include Organic Valley/CROPP Cooperatives (which is marketed by CROPP, a dairy cooperative located in Wisconsin which supplies the Company with organic fluid milk), Alta Dena Certified Dairy (a regional organic dairy located in Southern California) and Straus Family Creamery (a regional organic dairy located in Northern California). Certain of these competitors also sell other organic dairy products in competition with Horizon on a national basis.

         The Company's principal competitors in the market for organic dairy products also vary by region, and include the competitors who sell organic fluid milk as well as Stonyfield Farm (a national organic and conventional dairy located in New Hampshire), Echo Springs (a regional organic and conventional dairy located in Oregon) and Brown Cow West, Inc. (a regional organic and conventional dairy located in Northern California). The Company's principal competitor for organic citrus juices is Pavich Farms (a national producer and distributor of organic produce and juice located in Terra Bella,
CA). In addition, Horizon expects increased competition from new and existing competitors in its market and there can be no assurance that the Company will be able to compete effectively in the future.

         In the UK, the largest competitor to Rachel's is Yeo Valley which produces conventional and organic yogurts and has the leading market share of organic yogurt.

PRODUCTION AND PROCESSING

         Horizon has established an extensive, vertically-integrated production, processing and distribution system, which includes two Company-owned organic dairy farms, relationships with strategically-located organic farm milk producers, a Company-owned farm milk separator and a network of geographically-dispersed dairy processors. Since 1995, Horizon has focused its resources on improving this vertically integrated system to continuously reduce the cost of producing, processing and transporting organic fluid milk to retail stores and to improve product shelf life. Horizon began operations with a single source of organic farm milk located in Wisconsin and a fluid milk processor located in Iowa which delivered the Company's organic fluid milk to customers nationwide. Horizon has improved the efficiency of its supply chain by adding geographically dispersed organic farm milk producers and processors. Horizon currently sources organic farm milk from producers in six regions across the United States and uses nine fluid milk processors.

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

         On March 2, 2000, the Company purchased a dairy farm consisting of 607 acres in Wilton, California. The Company believes this farm positions the Company to develop, at the appropriate time, another organic milk supply closer to its contracted processors. The land is considered to be immediately organically certifiable and the environmental permits have already been granted to the Company.

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

         As with most agricultural products, the supply of organic farm milk used by the Company can be affected by a number of factors beyond the Company's control. The Company is particularly susceptible to these factors because there are relatively few qualified suppliers and because approximately half of the Company's current milk supply is purchased from suppliers other than the Company's dairy farms. See "Risk Factors--Risks Related to Organic Farm Milk Cost and Supply."

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

          Horizon has a national network of 22 dairy processors (9 fluid milk processors and 13 non-fluid milk dairy product processors) which process the Company's organic farm milk into refrigerated organic fluid milk and other organic dairy products. In addition, it has four processors which produce organic citrus juices. The Company also uses three refrigerated warehouses where it inventories organic dairy products. The costs associated with processing arrangements are included in the cost of sales. These costs include the cost of processing as well as payments which Horizon makes to processors which are then paid into the Federal Milk Market Order System. The Company's product sales mix affects its overall gross margin since processing costs vary by product. Although the Company has long-term processing agreements with Worcester Creameries Corp. ("Worcester") and one of its affiliates, and processing and distribution agreements with certain Suiza subsidiaries, it does not have long-term agreements with its other processors.

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

INTELLECTUAL PROPERTY RIGHTS

         The Company's logo and product packaging are integral to the success of the Company, and the Company intends to take action to protect against imitation of its logo and packages and to protect its trademarks and copyrights as necessary. The Company currently has five registered trademarks with the United States Patent and Trademark Office. The Company's United States trademark registrations can be renewed perpetually provided that the Company files an affidavit with the United States Patent and Trademark Office between the fifth and sixth year anniversary of the trademark registration date which states that the Company has been using the registered trademark on a continual basis in interstate commerce; and further provided that the Company files a renewal notice at the end of each ten year anniversary of the trademark registration date. The Company's five United States trademark registrations were obtained between 1994 and 1996 and will be able to be renewed beginning 2004. There can be no assurance that other third parties will not infringe or misappropriate the Company's trademarks, trade dress and other proprietary rights. In addition, the Company has two registered trademarks in the United Kingdom relating to marks used by Rachel's in the United Kingdom. Similarly, the Company can perpetually renew the United Kingdom trademark registrations, provided the Company complies with all applicable rules and regulations.

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

GOVERNMENT REGULATION

         UNITED STATES DAIRY SUPPORT PROGRAM AND FEDERAL MILK MARKETING ORDER PROGRAM. The Company's primary raw ingredient for its organic dairy products is organic farm milk. The wholesale price of farm milk purchased from dairy producers by dairy processors for fluid milk bottling is determined based on a combination of factors including supply and demand and federal and state regulations. The federal government regulates minimum farm milk pricing through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for farm milk. Organic milk is presently considered to be the same as farm milk for federal and state minimum pricing purposes. The Company pays organic dairy producers, on a current basis, amounts significantly in excess of the minimum prices required by federal, state or regional authorities. As a result of these regulations, the Company also must pay "pooling charges" and "compact over-order charges" and administrative assessments for government mandated marketing programs. These pooling, compact and administrative assessment charges are assessed retroactively on a monthly basis, and the pooling and compact charges are not known or predictable in advance. Should the amount of such charges increase to levels higher than anticipated by the Company, or should the Company become obligated to pay charges under other state programs, like it does in New England, its business, financial conditions and results of operations may be materially adversely affected. For 1999 and 1998, the Company paid over $1,400,000 and $750,000, respectively, for pooling, compact and administrative assessment charges.

         As a result of a USDA audit in 1999, it was determined that the Company was liable for the milk producer promotion fees. These fees, which were retroactive to 1996 amounted to $329,000, of which $126,000 related to 1999.

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

         In addition, states in New England have established, and certain other states are in the process of attempting to form, regional milk-price compacts designed to provide farmers within the compact states with a minimum price which will result in higher milk prices than the federally mandated minimum prices. For example, the Northeast Interstate Dairy Compact has resulted in farm milk prices higher than federal order minimum prices. These charges are assessed as "compact over-order charges." As with the federal milk market orders, these charges are not known or predictable in advance and may increase the Company's costs and its business, financial condition and results of operations may be materially adversely affected.

         Federal price support programs set the price the federal government will pay for certain products such as hard cheese and non-fat dry milk; this support price program can influence the Class III and Class III-A prices for milk which in turn can impact the fluid milk price which is derived from the Class III price. The federal government phased out price supports at the end of 1999 and replaced them with a loan program under which loans for specified products will be available at the reduced 1999 support price.

         ORGANIC CERTIFICATION. The federal government has proposed national regulations to standardize organic certification requirements as part of the Organic Foods Production Act which was enacted as part of the 1990 United States Farm Bill. The final regulations are expected to be implemented in 2001. Horizon believes that its own long-standing rigorous standards exceed both the existing organic certification requirements and the proposed regulations under the Organic Foods Production Act.

         CAFO REGULATIONS. The United States Environmental Protection Agency
(EPA) and various state environmental agencies regulate Concentrated Animal Feed Operations (CAFOs) to ensure compliance with animal waste management limitations. CAFOs with more than 1,000 Animal Units (AUs) or those with more than 300 AUs discharging directly into the waters of the United States are required to obtain a National Pollution Discharge Elimination System (NPDES) permit. CAFOs are required to limit discharge of animal waste through lined wastewater retention structures (i.e., lagoons) and are subject to site investigation for analysis of compliance. Horizon management believes that those of its farms which qualify as CAFOs are presently in compliance with CAFO regulations. These regulations have not had a material impact on the Company's level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have on the Company's business in the foreseeable future.

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

         Compliance with existing or new regulations may require the Company to make significant capital expenditures and otherwise to incur higher costs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may be subject to additional laws or regulations administered by the USDA or other federal, state, foreign or local regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company cannot predict the nature of such future laws, regulations, interpretations, or applications, nor can it predict what effect additional government regulations or administrative orders, when and if promulgated, would have on its business in the future. Such laws could, however, require the reconfiguration of production, processing and transportation methods of the Company's products, including but not limited to more onerous food safety, labeling, and packaging requirements; increased compliance regulations for waste management; increases in transportation costs; higher costs under the Federal Milk Marketing Order System or similar state or regional programs; and greater uncertainty in production and sourcing estimates. Any or all such government actions could have a material adverse effect on the Company's business, financial condition and results of operations.

ACQUISITIONS

         RACHEL'S DAIRY, LTD. In April 1999, the Company acquired all the assets and liabilities of Rachel's Dairy, Ltd., a United Kingdom company, for $2.4 million in cash plus acquisition costs of $0.4 million. The excess of cost over the fair value of acquired net assets of $2.5 million is being amortized on a straight-line basis over 15 years.

         THE ORGANIC COW. In April 1999, the Company acquired certain intangible assets including The Organic Cow brand name for $10.9 million. The acquisition was financed with a cash payment of $2.4 million and a $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in annual installments over 4 years. The intangible asset of $10.9 million, plus acquisition costs of $0.3 million, are being amortized on a straight-line basis over 15 years.

         CALIFORNIA FARM PURCHASE. On March 2, 2000, the Company purchased a dairy farm consisting of 607 acres in Wilton, California. The Company believes this farm positions the Company to develop, at the appropriate time, another organic milk supply closer to its contracted processors. The price paid (approximately $1.4 million) is net of conservation easements sold to The Nature Conservancy.

STRATEGIC RELATIONSHIPS

         In 1998, Horizon entered into agreements with Suiza, a leading manufacturer and distributor of fresh milk and related dairy products. The Company's relationship with Suiza provides it with opportunities to enhance the Company's market penetration in a number of key markets nationally. The Company's arrangement with Suiza includes processing and distribution agreements with certain of Suiza's subsidiaries. Horizon's relationship with Suiza includes five-year processing and distribution agreements with two of Suiza's subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada, which currently processes organic fluid milk for Horizon; and Garelick Farms, a fluid milk processor and distributor with several locations in the Northeastern United States. The processing and distribution agreements generally provide that both Model Dairy and Garelick Farms will distribute all SKUs of Horizon's organic fluid milk products which are available for sale in their respective territories. The Company also moved the processing of its organic chocolate milk and organic cottage cheese to two Suiza owned facilities in California.

EMPLOYEES

         As of December 31, 1999, the Company had 173 full-time employees and two part-time employees domestically and 55 full-time employees in the UK. Management believes that the Company's relations with its employees are good.

RISK FACTORS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REPORT.

         RISKS RELATED TO ORGANIC FARM MILK COST AND SUPPLY. Approximately half of the Company's current milk supply originates at its Idaho Dairy and Maryland Dairy. The balance of the Company's farm milk is sourced from third parties. The Company cannot maintain any significant inventory of its farm milk or fluid milk finished goods because they are perishable and have a short shelf life. In the event that production at or transportation from the Idaho Dairy or the Maryland Dairy were interrupted by fire, floods or other natural disasters, disease, work stoppages, regulatory actions or other causes, the Company would be unable to continue to produce its products at such facilities. An interruption in operations due to any of the foregoing could materially and adversely affect the Company's business, financial condition and results of operations.

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

         RISKS RELATED TO ORGANIC FEED COST AND SUPPLY. The Company requires a substantial amount of organic feed to supply the Idaho Dairy and the Maryland Dairy, which together produce approximately half of the Company's organic farm milk requirements. The cost of organic feed represents a material portion of the Company's cost of production. Although the Company produces a significant portion of its organic feed requirements at the Idaho Dairy, the Company currently purchases the majority of its organic feed requirements from third party organic farms and expects to continue to do so in the future. As with most agricultural products, the cost and supply of the organic feed used by the Company can be affected by a number of factors beyond the Company's control, including various adverse weather conditions, various plant diseases, pests and other acts of nature. In addition, because of the three-year lead time required to convert conventional farms to organic, alternative sources of supply may not be immediately available. To be certified as organic, feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. The inability of the Company to procure sufficient quantities of organic feed on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Production and Processing."

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

         RISKS RELATED TO THE IMPLEMENTATION OF THE PROPOSED FEDERAL ORGANIC CERTIFICATION REGULATIONS. Currently, there is a wide range of organic standards which are applied by a variety of state agencies and private certification organizations. In December 1997, the federal government published proposed national regulations to standardize organic certification requirements as part of the Organic Foods Production Act of 1990 (the "Organic Foods Production Act") which was enacted as part of the 1990 United States Farm Bill. The 1997 proposed regulations were then made subject to public comment. Those regulations were not implemented. In March of 2000, the federal government issued a second draft of the proposed national regulations to standardize organic certification requirements as part of the Organic Foods Production Act. Horizon is currently reviewing the second draft of proposed regulations. There can be no assurance as to what organic food production standards may eventually be implemented by federal government regulation. Such regulations may allow certification based on standards lower than Horizon's. Horizon incurs significant costs to produce organic products that adhere to its own rigorous standards, and competitors whose "organic" practices are not as rigorous may be able to compete with Horizon on the basis of price by producing lower cost "organic" milk. Horizon does not intend to lower its organic standards and intends to continue to compete on the basis of the quality and consistency of its products. There can be no assurance that Horizon will be able to compete successfully against lower cost competitors in any of its markets, and the failure to compete successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In order to adhere to its philosophy and maintain its rigorous standards, the Company may make operational decisions that are inconsistent with maximizing short-term profits, which may result in a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Competition" and "Business--Horizon Organic Dairy Standards."

         RISKS RELATED TO DIFFICULTIES OF MANAGING GROWTH. To date, the Company has experienced substantial growth in its revenues, operations and employee base, and has undergone substantial changes in its business that have placed significant demands on the Company's management, working capital and financial and management control systems. The Company's growth also may place a significant strain on the Company's management, working capital, financial and management control systems and its supply, production and distribution systems. There can be no assurance that the Company's existing systems or that any new systems it acquires will be adequate to meet the Company's future needs. In addition, any future growth also will impose significant added responsibilities on senior management, including the need to identify, recruit and integrate new members of management. There can be no assurance that such additional qualified management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth effectively, or is unable to attract and retain additional qualified management, the Company's business, financial condition and results of operations may be materially adversely affected. The Company's results of operations also will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion. See "Business--Sales and Distribution," and "--Production and Processing."

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

         The Company may seek to expand its operations through future acquisitions of organic dairies, processing facilities or other complementary businesses or operations. There can be no assurance that the Company will be able to identify or acquire additional businesses, or to successfully integrate and profitably manage acquired businesses. In addition, increased competition for acquisition candidates may develop; in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. Further, acquisitions involve a number of risks, including possible adverse effects on the Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. There also can be no assurance that businesses acquired in the future will achieve anticipated revenues and earnings. In addition, margins may be negatively impacted to the extent that margins on acquired product lines are lower than Horizon's average margins. There can be no assurance that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into the Company's operations, or that any such acquisitions will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Acquisitions."

         RISKS RELATED TO THE COMPANY'S RELATIONSHIP WITH SUIZA FOODS CORPORATION. Horizon's relationship with Suiza includes five-year processing and distribution agreements with Model Dairy and Garelick Farms. Horizon and Suiza intend to enter into additional agreements pursuant to which Suiza and its affiliates will process and/or distribute Horizon organic fluid milk and other Horizon organic dairy products from some of Suiza's 46 dairy processing facilities located across the United States and Puerto Rico. There can be no assurance that Horizon will be able to enter into such additional processing and distribution agreements with Suiza and its subsidiaries on favorable terms, if at all. The processing and distribution agreements also will require that the organic fluid milk processors distribute all SKUs of the Company's organic fluid milk which are available in their respective territories. However, there can be no assurance that Suiza or its subsidiaries who undertake the distribution of Horizon products will be successful in increasing market penetration and sales of Horizon products in their territories. In addition, the Company is unable to predict what effect, if any, its relationship with Suiza will have on relationships with processors and distributors, some of whom may be affiliated with Suiza's competitors.

         Pursuant to the Stockholder Agreement with the Company and the Major Stockholder Agreement with certain of the Company's principal stockholders, Suiza has certain preemptive rights, registration rights, board of directors representation rights, rights of first negotiation to acquire the Company and rights of first refusal on certain transfers. Such provisions could interfere with the Company's ability to raise additional capital or enter into business combinations or strategic alliances with other business entities. The Stockholder Agreement contains a variety of provisions designed to delay, deter or prevent a hostile takeover of the Company by Suiza arising out of Suiza's stock ownership position, including standstill provisions and transfer restrictions. These negotiated provisions are, however, subject to various exceptions and time limitations, and there can be no assurance that these provisions would prevent Suiza from participating in a takeover attempt of the Company, or facilitating a third-party takeover attempt at some time in the future.

         POSSIBILITY OF ADVERSE EFFECTS RESULTING FROM UNITED STATES DAIRY SUPPORT PROGRAM AND FEDERAL MILK MARKETING ORDER PROGRAM. The federal government regulates minimum farm milk pricing through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for farm milk. In addition, several states in New England have established, and certain other states are in the process of attempting to form, regional milk price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices. As a result of these regulations, the Company must pay "pooling charges" and "compact over-order charges" under the support programs and administrative assessments for government mandated marketing programs. These pooling, compact and administrative assessment charges are assessed retroactively on a monthly basis and are not known or predictable in advance. Should the amount of such charges increase to levels higher than anticipated by the Company, or should the Company become obligated to pay charges under other state programs, as it does in New England, its business, financial condition and results of operations may be materially adversely affected. For fiscal 1999 and 1998, the Company paid over $1,400,000 and $750,000, respectively, for pooling, compact and administrative assessment charges. See "Business--Government Regulation--United States Dairy Support Program and Federal Milk Marketing Order Program."

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

         RISKS ASSOCIATED WITH DEPENDENCE ON KEY PERSONNEL. The Company's future prospects depend to a significant extent upon the continued service of Thomas D. McCloskey, Jr., its Chairman, Marcus Peperzak, its Vice Chairman, Charles F. Marcy, its Chief Executive Officer, and Mark Retzloff, its Senior Vice President of Corporate Development. The loss of any of the key executives could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's continued growth depends on its ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance the Company will be successful in such efforts. The Company is also dependent on its ability to continue to attract, retain and motivate its sourcing, production, distribution, sales, marketing and other personnel, of which there can be no assurance. In addition, the Company recently named Charles F. Marcy as its Chief Executive Officer. There can be no assurance that there will be no problems with the integration of Mr. Marcy into the Company business and transfer of control to Mr. Marcy. If such problems arise there is no assurance that such will not have a material adverse effect on the Company's business, financial condition or results of operations.

         COMPETITION. The dairy business is highly competitive. It consists of a range of competitors, including large, conventional dairies, large food companies with well-established dairy product brands and retailers with private-label fluid milk and other dairy products, which together occupy a significant portion of the available shelf space in Horizon's target retail markets. Most of these competitors have greater financial, operational and marketing resources than Horizon. There can be no assurance as to the final federal regulations under the Organic Foods Production Act. There is the possibility that such regulations would permit competitors to sell milk and other dairy products labeled as "organic," which would not satisfy Horizon's own organic standards. Competitors that produce "organic" products to less rigorous standards may have lower production costs than Horizon and thus be able to undercut Horizon's prices.

         The Company's principal competitors in the market for organic fluid milk vary by region and include Organic Valley/CROPP Cooperatives (which is marketed by CROPP, a dairy cooperative located in Wisconsin which supplies the Company with organic fluid milk), Alta Dena Certified Dairy (a regional dairy located in Southern California) and Straus Family Creamery (a regional organic dairy located in Northern California). Certain of these competitors also sell other organic dairy products in competition with Horizon on a national basis.

         The Company's principal competitors in the market for organic dairy products also vary by region, and include the competitors who sell organic fluid milk as well as Stonyfield Farm (a national organic and conventional dairy located in New Hampshire which sells yogurt and frozen desserts), Echo Springs (a regional organic and conventional dairy located in Oregon which sells yogurt) and Brown Cow West, Inc. (a regional organic and conventional dairy located in Northern California). The Company's principal competitor for organic citrus juices is Pavich Farms (a national producer and distributor of organic produce and juice located in Terra Bella, CA). In the UK, the largest competitor to Rachel's is Yeo Valley which produces conventional and organic yogurts and has the leading market share of organic yogurt. In addition, Horizon expects increased competition from both new and existing competitors in its markets and there can be no assurance that the Company will be able to compete effectively in the future. See "--Risks Related to the Implementation of the Proposed Federal Organic Certification Regulations" and "Business--Competition."

         RISKS RELATED TO ESTABLISHING NEW ORGANIC DAIRY FARMS. The Company recently undertook two major expansions in its organic dairy farming activities by acquiring the remainder of the Idaho Dairy and converting it to 100% organic and by acquiring a large conventional dairy farm in Maryland and converting it into the organic Maryland Dairy. The Company did not operate a dairy prior to the 1997 acquisition of the Idaho Dairy; however, it had previously owned organic cows and had held a substantial equity interest in a dairy farm since 1995. The Company estimates that it has incurred costs of approximately $1.9 million related to converting the Idaho Dairy and the Maryland Dairy to organic. Although the Company has begun to generate operating income at the Idaho Dairy, there can be no assurance that the Company will realize an increase in production capacity as a result of this expansion, or that future revenues from milk produced at either the Idaho Dairy or the Maryland Dairy will be sufficient to recover the Company's investment in the expansion. In addition, the Company may in the future incur significant environmental clean-up costs in converting conventional dairies to organic operations. There can be no assurance that the Company will be able to adjust its production capacity to reflect future changes in demand for its products or that any future additions to, expansions of, or creation of new organic facilities will be completed on schedule and within budget. Any significant delay or cost overrun in the construction or acquisition of new or expanded organic dairy facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

         Expansion of dairy operations may be limited or slowed by state and local regulations. For example, the Company's Maryland Dairy is currently milking its permitted capacity of 556 cows per day although its milking capacity is 1,000 cows per day. The Company's ability to operate the Maryland Dairy profitably depends, in part, on its ability to secure operating permits for additional cows. The Company is in the process of applying for additional permits. The permitting process will require that the Company make additional capital expenditures at the Maryland Dairy to accommodate the addition of such cows. There can be no assurance that the Company will be able to obtain the requisite permits to increase the number of cows at the Maryland Dairy in a timely manner, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Production and Processing."

         In addition, the Company recently acquired the California Farm. Plans for production at this facility have not been completed. If and when the Company begins production at this facility, it may encounter similar problems that have affected the Idaho Dairy and the Maryland Dairy in the past or that these two dairies may encounter in the future. Such problems could include environmental costs associated with starting production, capital expenditures to begin production, obtaining required permits, and operating at a profitable level. There can be no assurance that starting production at this facility will be profitable, without cost overruns, or accepted by the state and federal authorities. Any problems with starting production at this facility could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is able to hold farm milk or fluid milk finished goods inventory for only a limited period of time and must sell its products in a timely manner or risk having to write the inventory off as outdated. Therefore, the Company's results of operations are highly dependent on its ability to accurately forecast its near term sales in order to adjust processing accordingly. For example, the Company must make an estimate of the approximate mix of fat free, reduced fat and 2% milk, cheese, butter and other products to process from each lot of farm milk. Forecasting product demand has been difficult, and the Company expects it to be an ongoing challenge. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be sold at a profit or at all. In addition, many retail customers expect to be able to return any products that are not sold by their expiration date. There can be no assurance that excess production or product returns will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Production and Processing."

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

         RISK OF LOSS OF ORGANIC CERTIFICATION. Horizon relies on its organic certification to differentiate its products. The Company has built its brand image on the basis that its organic products are high quality, healthy, environmentally responsible and animal-friendly. In order to claim that its fluid milk and other dairy products are organic, Horizon must be able to demonstrate that all of the farm milk, processing and transportation steps involved in the production of the finished goods are certified organic. The organic status of the Company's products is currently certified by Quality Assurance International, Oregon Tilth Certified Organic, Organic Growers and Buyers Association and the Organic Crop Improvement Association. Organic certification typically includes inspections of farm fields and operations, processing and distribution facilities; detailed record keeping and periodic testing of soil and water; and review of the organic producer's comprehensive "organic plan" which details farm practices, documents product inputs and discusses all procedures. These procedures are designed to ensure that all producers, processors and transporters are meeting the applicable organic food standards. Since Horizon outsources to third parties a significant amount of the production, substantially all of the processing and all of the transportation of its organic products, there is a risk that a third party in this supply and distribution chain could cause the Company to lose its organic certification with regard to some of the Company's product lots. If Horizon or any of these third parties lose their organic certification with regard to any particular product lot, consumers could lose confidence in the Company's products which could adversely impact the integrity of the Company's brand. Such a loss could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Horizon Organic Dairy Standards", "--Sales and Distribution" and "--Production and Processing."

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

         RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION. In fiscal 1999, the Company's largest account was United Natural Foods, which accounted for approximately 18% of the Company's sales. United Natural Foods is a national distributor comprised of five regional distributors which have independent purchasing arrangements with the Company. There can be no assurance that United Natural Foods will not adopt uniform buying practices and that sales to these accounts will not decrease or that this customer will not choose to replace the Company's products with those of competitors. The loss of these accounts or any significant decrease in the volume of products purchased by these customers or any other large customer would materially and adversely effect the Company's business, financial condition and results of operations. Continuity of customer relationships is important, and events that impact the Company's customers, such as labor disputes, may have an adverse impact on the Company's business, financial condition and results of operations. See "Business--Sales and Distribution."

         RISKS ASSOCIATED WITH RELIANCE ON INTELLECTUAL PROPERTY RIGHTS. The Company's product packaging and merchandising designs are integral to the success of the Company, and the Company intends to take action to protect against imitation of its products and packages and to protect its trademarks and copyrights as necessary. The Company currently has five United States registered trademarks and two United Kingdom registered trademarks. There can be no assurance that other third parties will not infringe or misappropriate the Company's trademarks, trade dress and other proprietary rights.

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

         RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The Company has in place a trademark licensing agreement with Takanashi Milk Products, Ltd. in Japan. In addition, the Company has recently acquired Rachel's in the United Kingdom which provides the Company with a presence in the UK. The Company is only recently beginning to record international sales. There can be no assurance that the Company will be successful in attracting consumers in foreign demographic and geographic markets. There may not be a demand in foreign countries with respect to the Company's existing products and new products, if any, that the Company may offer in the future. In addition, the Company is subject to the normal risks of conducting business internationally, which include unexpected changes in regulatory requirements (including changes to organic certification standards), imposition of government controls, political and economic instabilities, export license requirements, foreign exchange risks, tariffs and other barriers, and potentially adverse tax consequences. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Other risks inherent in the Company's international business include greater difficulties in accounts receivable collection, the potential of protective trade activities or laws and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         RISKS ASSOCIATED WITH EXCHANGE RATES.

         The Company may, from time to time, need to exchange currency from income generated by the Company's foreign subsidiary in the United Kingdom. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Should the foreign exchange rates change to levels different than anticipated by the Company, its business, financial condition and results of operations may be materially adversely affected.

         RISKS ASSOCIATED WITH LICENSING AGREEMENTS WITH OTHER PRODUCERS.

         From time to time the Company has and may enter into licensing agreements with various producers granting them the right to use portions or all of the Company's distinctive brand name, trademarks including the brightly-colored flying cow and earth logo, or the red, yellow and blue colors which are part of the Company's trade dress theme. Once associated with the Company, actions taken by the licensees can potentially have an adverse effect on the Company. Customer dissatisfaction or performance problems with a single licensee could also have an adverse effect on the reputation of the Company. There can be no assurance that these factors will not have a material adverse effect on the Company's business and, consequently, on the Company's business, financial condition and results of operations.

ITEM 2.           PROPERTIES

         Horizon has two production facilities, the Idaho Dairy and the Maryland Dairy. The Idaho Dairy consists of over 3,800 acres, including 22,755 square feet of production and office space. Horizon owns this property, which serves as security for the Idaho Dairy loan with Farm Credit Services. The Maryland Dairy consists of over 450 acres, including 109,059 square feet of production and office space (including barns). Horizon owns this property which serves as security for two notes payable with Peoples Bank of Kent County, Maryland. Horizon also leases a 13,050 square foot facility in Longmont, Colorado for its corporate headquarters. In March of 2000, the Company purchased the California Farm which consists of 607 acres in Wilton, California. There are no encumbrances on this property. The Company believes that its facilities are suitable for the Company's purposes.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock began trading publicly in the over-the-counter market through the NASDAQ National Market under the symbol "HCOW" on July 2, 1998. Prior to that date, there was no public market for the Common Stock. The closing price of the Company's Common Stock as reported on the NASDAQ National Market as of March 1, 2000 was $9.62 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, markdowns or commissions.

                                                                   HIGH            LOW
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998:
Third Quarter                                                     $19.93         $12.75
Fourth Quarter                                                    $16.25         $10.75

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter                                                     $17.50         $13.75
Second Quarter                                                    $17.25         $12.00
Third Quarter                                                     $14.62         $11.12
Fourth Quarter                                                    $11.12          $7.25

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

        As of March 1, 2000, there were approximately 286 holders of record of the Company's Common Stock.

         Since January 1, 1999, the Company has not sold or issued any unregistered securities.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data below presents consolidated financial information of the Company. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes, included elsewhere herein. The financial data pertaining to 1999, 1998 and 1997 is derived from the consolidated financial statements of the Company included herein. The financial data pertaining to 1996 and 1995 is derived from audited financial statements of the Company not included elsewhere herein.

                                                                          Fiscal Year Ended
                                                          Dec. 31,    Dec. 31,   Dec. 31,    Dec. 28,    Dec. 31,
                                                            1999        1998       1997        1996        1995
                                                          --------    --------   --------    --------    --------
                                                                (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Net sales                                               $ 84,771    $ 49,360   $ 29,565    $ 15,986    $  7,246
  Cost of sales(1)                                          56,591      32,615     22,639      11,425       5,517
                                                          --------    --------   --------    --------    --------
  Gross profit                                              28,180      16,745      6,926       4,561       1,729
  Selling expenses                                          18,399      11,007      5,656       3,270       1,620
  General and administrative expenses                        7,400       3,338      2,384       1,066         633
                                                          --------    --------   --------    --------    --------
  Operating income (loss)                                    2,381       2,400     (1,114)        225        (524)
  Other income (expense), net                                   58        (825)    (1,108)       (184)       (122)
                                                          --------    --------   --------    --------    --------
  Income (loss) from continuing operations before
  income taxes, minority interest and extraordinary item     2,439       1,575     (2,222)         41        (646)
  Income tax benefit (expense)                              (1,037)       (675)       513         (14)         30
  Minority interest in loss of subsidiary(2)                  --          --          687        --          --
                                                          --------    --------   --------    --------    --------
  Income (loss) from continuing operations                   1,402         900     (1,022)         27        (616)
  Net income (loss) from discontinued dairy operations,       --          --         --          --           107
  net(3)
  Extraordinary item, net of income tax(4)                    --          (414)      --          --          --
                                                          --------    --------   --------    --------    --------
  Net income (loss)                                       $  1,402    $    486   $ (1,022)   $     27    $   (509)
                                                          ========    ========   ========    ========    ========
  Net income (loss) per basic share(5)                    $    .15    $    .07   $   (.23)   $    .01    $   (.18)
                                                          ========    ========   ========    ========    ========
  Net income (loss) per diluted share(5)                  $    .14    $    .06   $   (.23)   $    .01    $   (.18)
                                                          ========    ========   ========    ========    ========
  Weighted average shares outstanding:
    Basic                                                    9,668       7,339      4,488       3,264       2,791
    Diluted                                                  9,992       7,742      4,488       3,283       2,791


CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents                               $  3,693    $ 14,384   $    404    $    600    $      5
  Working capital (deficit)                                 18,436      28,298      2,935         414      (1,016)
  Total assets                                              84,612      69,356     32,737       5,232       2,414
  Long-term debt                                            11,255       4,923     17,960        --          --
  Total stockholders' equity                                57,888      55,970      8,886       3,264         798

(1) Prior to fiscal 1997, the Company recorded its share of the losses of Sunrise Organic Farms, Inc. ("Sunrise") in other income (expense), net. As a result of the acquisition of the remainder of Sunrise in May 1997, a loss of $1.3 million is included in cost of sales for fiscal 1997.
(2) The results of operations of Sunrise have been included in the Company's consolidated statements of operations from January 1, 1997, with an offsetting minority interest recorded, covering the period in which Sunrise was not 100% owned by the Company, of $687,000 during fiscal 1997.
(3) On May 30, 1995, the Company transferred the assets and liabilities of its dairy operations to Sunrise in exchange for Sunrise common stock. The Company's dairy operations as well as the gain on the disposal have been reflected as discontinued operations in the consolidated statements of operations in fiscal 1995 and 1994. The loss on the dairy operations in fiscal 1995 of $406,000 was offset by a gain on disposal of the dairy operations of $513,000 and in 1994 was $533,000.
(4) The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $667,000. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000, in the Company's consolidated statements of operations for the year ended December 31, 1998.
(5) Net income (loss) per share is computed using the weighted average number of common shares (basic) and common and common equivalent shares (diluted) outstanding during the period. See note 2(j) to the Company's consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION, THE SECTION ENTITLED "BUSINESS-RISK FACTORS" AND OTHER SECTIONS IN THIS REPORT.

OVERVIEW

         Horizon Organic produces, processes and markets the leading brand of certified organic fluid milk and a full line of refrigerated certified organic dairy products. Horizon Organic has become the first dairy to offer nationwide distribution of organic fluid milk by establishing a national network of organic farm milk producers and processors and by building a nationwide customer base. From its position as the market leader in organic fluid milk sales, Horizon Organic has leveraged its brand to create a full line of refrigerated organic dairy products.

         FORMATION AND STRUCTURE OF THE COMPANY. Horizon Organic was founded in Boulder, Colorado, in 1991 and introduced its first products, organic fat free yogurts, in 1992. The Company introduced organic fluid milk in 1993, and since that time, it has developed and introduced a number of new organic dairy products, including cottage cheese, hard cheese, butter and sour cream. In 1998, the Company successfully launched its line of orange and grapefruit juices under the Horizon Organic brand. Since 1995, the Company has focused its efforts on expanding and integrating a nationwide production, processing and distribution system.

         From 1992 to 1994, the Company contracted for the supply of organic fluid milk with an organic dairy cooperative which, during that period, was located only in Wisconsin. In 1994, the Company made a strategic decision to begin developing its own organic milk supply. Accordingly, the Company began building a herd of organic cows and developing its own source of organic feed, and entered into a lease and management agreement with Sunrise Organic Farms, Inc. ("Sunrise") a subsidiary of Aurora Dairy Corporation ("Aurora") for a dairy farm in Idaho. These facilities became the Company's Idaho dairy in fiscal 1997. Aurora is controlled by Marc Peperzak, vice chairman of the Company's board of directors.

         To develop an organic farm milk supply for products sold in the eastern United States, in 1997, the Company began developing the Maryland dairy. Shipments of organic farm milk from the Maryland dairy began in the first quarter of 1998.

         In April 1998, the Company acquired the Juniper Valley Farms brand, a leading brand of organic dairy products in the metro New York market. In April 1999, the Company acquired Rachel's Dairy, Ltd., a United Kingdom organic dairy producer. In April 1999, the Company acquired The Organic Cow of Vermont brand name, a leading brand of organic dairy products in the northeast United States.

         CUSTOMERS, REVENUE RECOGNITION AND MARKETING. Horizon Organic products are sold in conventional and natural foods supermarkets, specialty retailers and natural foods stores. Horizon Organic's customers include natural foods distributors, dairy distributors and supermarket chains. Once processed, products are either delivered to or picked up by the customers. Revenue is recognized at the time of shipment or pickup. Sales to new customers are at times made on a 90-day guaranteed basis; if the customer is unable to sell all of the Company's products during the first 90 days after it becomes a Horizon Organic customer, the Company buys back the excess inventory. Historically, the Company has experienced a return rate of approximately 1% of sales under this guarantee. Sales under this provision are not significant. Horizon Organic engages in a range of consumer and trade marketing activities and in the future plans to increase its marketing spending as a percentage of sales.

         INTERNAL PRODUCTION OF MILK. In establishing the Idaho dairy and the Maryland dairy, the Company made a substantial investment in organic dairy herds and in converting the farmland to provide a source of organic feed. Horizon Organic's animal-care and facility-maintenance costs are significantly higher than conventional dairies.

         The Company began converting the Idaho dairy farm land to organic status in 1994, but due to the three-year growing requirement to be certified organic, the feed grown on the farmland was not certified as organic until 1997. The Company began converting the Maryland dairy to organic in 1997 and expects that it will be certified organic beginning in 2000. From 1994 through 1996, the Company purchased all of its organic feed from third-party suppliers, and the Company continues to purchase a majority of organic feed on the open market.

         The Company sells the feed it grows, which it cannot certify as organic, as conventional feed at conventional prices. Since the prices of conventional farm milk and feed historically have been significantly lower than organic, the Company has experienced, and expects to continue to experience, lower gross profit during periods when its Company-owned dairy farms are being converted to organic.

         The cost of farm milk from the Idaho dairy and the Maryland dairy is significantly influenced by the Company's ability to operate these dairy farms at capacity. The Idaho dairy achieved milking capacity in December 1997. During 1998, the Company's Maryland dairy achieved permitted milking capacity for 556 head. However, the Company's ability to operate the Maryland dairy at maximum capacity (1,000 head) will depend, in part, on its ability to secure operating permits for additional cows. In Maryland, the Company must obtain a Waste Water Discharge Permit from the Maryland Department of Environment. The permitting process will require that the Company makes additional capital expenditures at the Maryland dairy to accommodate the addition of such cows. There can be no assurance that the Company will be able to obtain the requisite permits to increase the number of cows at the Maryland dairy.

         During March 1999, the Company entered into a Dairy Herd Management and Supply Agreement with Aurora. The agreement allows for the Company to provide and maintain an organic dairy herd of approximately 1,150 milking head at Aurora's Colorado facilities. Horizon Organic is to provide the feed for the animals while also paying for approximately $270,000 in equipment and leasehold improvements. Aurora will be responsible for managing the herd and paying for all operating expenses outside the feed, breeding, cattle costs and related leasehold/company-purchased equipment depreciation.

         The Company follows generally accepted accounting principles for farm accounting. Cows are depreciated using the straight-line method over five years commencing with their first milking. The capitalized cost of each cow is based on the purchase price plus preproduction costs. The Idaho dairy and the Maryland dairy sell organic farm milk to Horizon Organic at an intercompany transfer price which the Company believes approximates fair value. All intercompany sales have been eliminated in the Company's consolidated financial statements.

         PURCHASE OF ORGANIC MILK FROM THIRD-PARTY PRODUCERS. To augment its internal supply of organic farm milk, the Company contracts with various organic farmers and cooperatives throughout the United States. Except for one contract that extends through December 2002, these contracts are generally for 12 to 24 months and are renewable upon agreement by the Company and the producer. All production contracts require that the Company purchase minimum quantities of organic farm milk. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference between the Company's purchase price and the conventional price in cost of sales.

         PROCESSING. As of December 31, 1999, Horizon Organic has processing agreements with a national network of 22 dairy processors that process the Company's organic farm milk into refrigerated organic fluid milk and other organic dairy products. In addition, it has four processors that produce organic citrus juice and has two licensing agreements with egg processors. The Company also uses three refrigerated warehouses where it inventories organic dairy products. The costs associated with processing arrangements are included in the cost of sales. These costs include the cost of processing as well as payments that Horizon Organic makes to processors which are then paid into the Federal Milk Market Order System. The Company's product sales mix affects its overall gross margin since processing costs vary by product. Although the Company has a long-term processing agreements with Worcester Creameries Corp. ("Worcester") and one of its affiliates and processing and distribution agreements with certain Suiza Foods Corporation ("Suiza") subsidiaries, it does not have written agreements with its other processors.

         SALES. Horizon Organic's sales of organic fluid milk products comprise approximately 68%, 72% and 70% of its total net sales, with $57.5 million, $35.6 million and $20.8 million in sales in fiscal 1999, 1998 and 1997, respectively. The Company's next largest product line, its organic yogurt products, has been declining as a percentage of total net sales as the Company has introduced additional organic dairy products. Horizon Organic's sales of organic yogurt products comprise approximately 8%, 10% and 14% of its net sales, with $6.4 million, $5.1 million and $4.0 million in sales in fiscal 1999, 1998 and 1997, respectively. Horizon Organic's sales of organic butter products comprise approximately 7% of its total net sales, with $6.0 million, $3.3 million and $1.7 million in fiscal 1999, 1998 and 1997, respectively. International sales, which includes sales of Rachel's products in the United Kingdom, amounted to $4.4 million, or 5% of sales, in 1999. There were no international sales in prior years. The remainder of the Company's total net sales includes sales of its cheeses, cottage cheese, cream cheese, sour cream and sales of non-dairy products such as organic eggs and organic citrus juices, as well as royalty and consulting income. Although the Company anticipates that its product mix will change over time as it introduces other organic dairy products in accordance with its business strategy, the Company does not believe that the product mix will change significantly in the near term.

         GOVERNMENT REGULATION OF MILK PRICING. The Federal Milk Market Order System was developed to ensure the availability of farm milk for certain products, such as fluid milk, and to provide minimum prices for farm milk regardless of how the farm milk is actually used (i.e., whether it is used for a high-value product like fluid milk or a lower-value product like non-fat dry milk powder). The processor is responsible for paying fees to the Federal Milk Market Order System. Dairy processors pass through these "pooling" charges to dairies, like the Company, through their prices for processing farm milk. These payments are determined by the Federal Milk Market Order System administrators on a monthly basis, are billed to the Company in the month after they are determined, are generally related to conventional farm milk prices and can vary materially from period to period.

         In addition, states in New England have established, and certain other states are in the process of attempting to form, regional milk-price compacts designed to provide farmers within the compact states with a minimum price that will result in higher milk prices than the federally mandated minimum prices. For example, the Northeast Interstate Dairy Compact has resulted in farm milk prices higher than federal order minimum prices. These charges are assessed as "compact over-order charges." As with the federal milk market orders, these charges are not known or predictable in advance and may increase the Company's costs. For fiscal 1999 and 1998, the Company paid more than $1,400,000 and $750,000, respectively, for pooling, compact and administrative assessment charges.

         As a result of a U.S. Department of Agriculture ("USDA") audit in 1999, it was determined that the Company was liable for the milk producer promotion fees. These fees, which were retroactive to 1996, amounted to $329,000, of which $126,000 related to 1999.

         ACQUISITION OF JUNIPER VALLEY FARMS BRAND. On April 8, 1998, the Company completed the acquisition of the Juniper Valley Farms brand of organic dairy products from Worcester. As a result of the acquisition, the Company recognized approximately $6.3 million of intangibles, which are being amortized over 15 years.

         ACQUISITION OF RACHEL'S DAIRY LTD. In April 1999, the Company acquired all the assets and liabilities of Rachel's Dairy, Ltd. ("Rachel's Dairy"), a United Kingdom company, for $2.4 million in cash plus acquisition costs of $400,000. The excess cost over the fair value of acquired net assets of $2.5 million is recognized as an intangible asset and is being amortized on a straight-line basis over 15 years.

         ACQUISITION OF THE ORGANIC COW OF VERMONT BRAND NAME. In April 1999, the Company acquired certain intangible assets including The Organic Cow of Vermont brand name for $10.9 million. The acquisition was financed with an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in annual installments over 4 years. The intangible asset of $10.9 million plus acquisition costs of $0.3 million are being amortized on a straight-line basis over 15 years.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998

         NET SALES. Net sales include product sales, royalties and consulting revenue, less returns and allowances. Net sales increased 72% to $84.8 million in 1999 from $49.4 million in 1998. This increase was primarily due to the acquisition of The Organic Cow of Vermont brand in the northeast United States and Rachel's Dairy in the UK, as well as increased sales of existing products to existing accounts, continued development of conventional grocery food channels and the introduction of several new products, including organic citrus juices.

         GROSS PROFIT. Gross profit consists of net sales, less cost of sales (which includes the cost of raw materials, processing fees, inbound freight, pooling charges, losses of organic premiums and net operating income, or loss from farm operations). Gross profit increased 68% to $28.2 million in fiscal 1999 from $16.7 million in fiscal 1998. As a percentage of sales, gross profit decreased to 33.2% in fiscal 1999 from 33.9% in fiscal 1998. This decrease is due primarily to an increase in the sale of excess organic milk at conventional prices, reduced salvage of excess milk capacity due to lower conventional milk prices in 1999 as compared to 1998, and accrual of producer promotion fees. This was partially offset by increased income at the Idaho dairy.

         SELLING EXPENSES. Selling expenses include direct selling, marketing and distribution costs. Selling expenses increased 67% to $18.4 million in fiscal 1999 from $11.0 million in fiscal 1998. As a percentage of sales, selling expenses decreased to 21.7% in fiscal 1999 from 22.3% in fiscal 1998, due to increased sales volumes, offset by increased marketing expenses including hiring additional marketing personnel as well as increased costs for expanded distribution.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include operations and corporate support. These expenses increased 122% to $7.4 million in fiscal 1999 from $3.3 million in fiscal 1998. As a percentage of sales, general and administrative expenses increased to 8.7% in fiscal 1999 from 6.8% in fiscal 1998. This increase is due primarily to the development of corporate infrastructure to support the Company's growth, costs associated with changes in senior management, hiring of additional operations personnel, increased costs associated with becoming a public company and increased amortization of intangible assets associated with the Company's recent acquisitions.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to income of $58,000 in fiscal 1999 from expense of $825,000 in fiscal 1998. This increase is primarily attributable to an increase in interest earnings on invested cash combined with reduced interest expense in 1999 due to early extinguishment of debt in 1998.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         NET SALES. Net sales increased 67% to $49.4 million in 1998 from $29.6 million in 1997. This increase was primarily due to the addition of new retail accounts, including conventional supermarket chains; increased sales to existing accounts; the introduction of several new products, including organic chocolate milk, cottage cheese and orange juice; a price increase; and sales generated under the Juniper Valley Farms Brand.

         GROSS PROFIT. Gross profit increased 142% to $16.7 million in fiscal 1998 from $6.9 million in fiscal 1997. As a percentage of sales, gross profit increased to 33.9% in fiscal 1998 from 23.4% in fiscal 1997. This increase is due primarily to the Company reaching capacity and completing organic conversion at the Company's Idaho dairy, which contributed income versus losses for the comparable period in 1997. In addition, the Company continues to experience the benefits from enhancing its national network of processors and distributors and to record high conventional prices in the last half of 1998.

         SELLING EXPENSES. Selling expenses increased 95% to $11.0 million in fiscal 1998 from $5.7 million in fiscal 1997. As a percentage of sales, selling expenses increased to 22.3% in fiscal 1998 from 19.1% in fiscal 1997, primarily due to increased levels of marketing expenses, including hiring additional marketing personnel as well as increased costs for new distribution.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 40% to $3.3 million in fiscal 1998 from $2.4 million in fiscal 1997. This increase is attributable to the hiring of additional operations personnel, increased costs associated with becoming a public company and increased amortization of intangible assets offset by the elimination of preoperating costs associated with the Maryland dairy. As a percentage of sales, general and administrative expenses decreased to 6.8% in fiscal 1998 from 8.1% in fiscal 1997, due to increased leverage of general and administrative expenses over a larger sales base.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to $825,000 in fiscal 1998 from $1.1 million in fiscal 1997. This decrease is primarily attributable to higher levels of indebtedness incurred to acquire the remaining interest in the Idaho dairy, to finance the acquisition and development of the Company's organic dairy farm in Maryland and to finance the acquisition of the Juniper Valley Farms brand offset by reduced interest due to the repayment of indebtedness and interest earnings in the third and fourth quarters of 1998.

         MINORITY INTEREST IN LOSS OF SUBSIDIARY. Minority interest in loss of subsidiary includes the minority stockholders' share of the losses from operations of the Idaho dairy for the period prior to the Company's acquisition of the remainder of Sunrise Organic Farms, Inc. in the second quarter of fiscal 1997. Minority interest in loss of subsidiary was $687,000 for the year ended December 31, 1997. In 1998, the operations of the Idaho dairy are reflected in the Company's consolidated financial statements.

         EXTRAORDINARY ITEM. The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and includes the write-off of unaccreted discount of $667,000. The write-off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000 in the accompanying consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Horizon Organic's primary sources of capital have been cash flows from operations, trade payables, bank indebtedness and the sale of debt and equity securities. Primary uses of cash have been the financing of the Idaho dairy and Maryland dairy operations and acquisitions of brand names and distribution networks. The following table presents a summary of the Company's cash flows for fiscal 1999, 1998 and 1997:

                                                                           Fiscal Year
                                                                  -------------------------------
                                                                    1999       1998        1997
                                                                  --------   --------    --------
                                                                            (in thousands)
Net cash provided by (used in) operating
         activities                                               $  2,501    $ 3,667    $   (257)
Net cash used in investing activities                              (12,530)   (19,249)    (10,003)
Net cash (used in) provided by
financing activities                                                  (662)    29,562      10,064
                                                                  --------   --------    --------
Net increase (decrease) in cash and cash
         equivalents                                              $(10,691)   $13,980    $   (196)
                                                                  ========   ========    ========

         Net cash provided by (used in) operations decreased to $2.5 million in fiscal year 1999 from $3.7 million in fiscal year 1998. This decrease is primarily attributable to an increase in accounts receivable and inventories, partially offset by an increase in net income, accounts payable and accrued expenses. The increase in fiscal 1998 is primarily attributable to non-cash charges associated with depreciation and amortization and the disposal of cattle combined with an increase in trade accounts payable and other accrued expenses and the collection of trade accounts receivable, all of which were offset by purchases of inventories.

         Net cash used in investing activities was $12.5 million, $19.2 million and $10.0 million in fiscal 1999, 1998 and 1997, respectively. The expenditures in 1999 were attributable to the acquisitions of The Organic Cow of Vermont brand name and Rachel's Dairy, an increase in cattle purchases, and marketable securities. The expenditures in 1998 primarily related to the net investment in marketable securities; the acquisition of the Juniper Valley Farms brand; and expenditures related to the purchase of property and equipment at the Maryland dairy and the purchases and costs of raising cattle at the Maryland dairy and the Idaho dairy. The expenditures in fiscal 1997 primarily related to the investment in and acquisition of Sunrise and purchases of equipment.

         Net cash provided by (used in) financing activities was ($0.7) million, $29.6 million and $10.1 million in fiscal 1999, 1998 and 1997, respectively. The decrease in cash provided by financing activities in fiscal 1999 is due primarily to the decrease in proceeds from the sale of common stock. The increase in fiscal 1998 is primarily due to the Company receiving net proceeds of $46.3 million from the sale of common stock through an initial public offering and a concurrent placement, offset by the repayment of indebtedness. In fiscal 1997, the Company received net proceeds of $4.3 million (net of treasury stock acquired) from the sale of common stock and $6.0 million (net of repayments) from the proceeds of the issuance of long-term debt and the restructuring of the Company's credit lines, most of which relate to the acquisition of Sunrise.

         Company management believes that cash and cash equivalents, funds generated from operations and availability under the line of credit and additional debt financing if necessary will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 entitled "Proposal 1 -Election of Directors" and the section entitled "Management."

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the section of the Company's 1999 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 entitled "Certain Relationships and Related Transactions."

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

         2. Financial Statement Schedules: The information is included elsewhere herein.

         3. Exhibits.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

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

                                                                     PAGE

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Stockholders'
    Equity and Comprehensive Income                                   F-5

Consolidated Statements of Cash Flows                                 F-6

Notes to Consolidated Financial Statements                            F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Horizon Organic Holding Corporation:

We have audited the consolidated balance sheets of Horizon Organic Holding Corporation and subsidiaries (Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Organic Holding Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       KPMG LLP

Boulder, Colorado
March 7, 2000

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                           December 31, 1999 and 1998

 ASSETS                                                                                   1999            1998
                                                                                  ------------    ------------
Current assets:
    Cash and cash equivalents                                                     $      3,693          14,384
    Marketable securities                                                                8,218           9,923
    Trade accounts receivable, less allowance for doubtful accounts of
       $167 in 1999 and $101 in 1998                                                    10,168           4,873
    Inventories                                                                          8,935           5,466
    Deferred tax assets                                                                    334             281
    Prepaid and other current assets                                                     1,313             563
                                                                                  ------------    ------------

               Total current assets                                                     32,661          35,490
                                                                                  ------------    ------------

Property, equipment and cattle:
    Cattle, net                                                                         12,737           9,725
    Property and equipment, net                                                         18,076          15,534
                                                                                  ------------    ------------

               Total property, equipment and cattle                                     30,813          25,259
                                                                                  ------------    ------------

Other assets:
    Intangible assets, net of accumulated amortization of $1,204 in
       1999 and $467 in 1998                                                            20,651           8,132
    Other assets, net                                                                      487             475
                                                                                  ------------    ------------

               Total other assets                                                       21,138           8,607
                                                                                  ------------    ------------

               Total assets                                                       $     84,612          69,356
                                                                                  ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                             $      2,323             434
    Trade accounts payable                                                               7,756           4,693
    Other accrued expenses                                                               4,016           1,978
    Income taxes payable                                                                   130              87
                                                                                  ------------    ------------

               Total current liabilities                                                14,225           7,192
                                                                                  ------------    ------------

Long-term liabilities:
    Long-term debt, less current portion                                                11,255           4,923
    Accrued liabilities                                                                     82            --
    Deferred income tax liabilities                                                      1,162           1,271
                                                                                  ------------    ------------

               Total long-term liabilities                                              12,499           6,194
                                                                                  ------------    ------------

               Total liabilities                                                        26,724          13,386
                                                                                  ------------    ------------

Stockholders' equity (deficit):
    Preferred stock, $.001 par value, authorized 5,000,000 and 2,000,000 shares
       in 1999 and 1998, respectively; no shares issued or outstanding                    --              --
    Common stock, $.001 par value; authorized 30,000,000 shares; 9,743,659 and
       9,656,368 shares issued and outstanding in 1999 and 1998, respectively               10              10
    Additional paid-in capital                                                          58,392          57,845
    Accumulated other comprehensive loss - foreign currency translation adjustment         (31)           --
    Accumulated deficit                                                                   (483)         (1,885)
                                                                                  ------------    ------------

               Total stockholders' equity                                               57,888          55,970
                                                                                  ------------    ------------

Commitments and contingencies (notes 8, 12, 14, 15 and 19)

               Total liabilities and stockholders' equity                         $     84,612          69,356
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

         HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Operations

               (In thousands, except per share amounts)

             Years ended December 31, 1999, 1998 and 1997

                                                                           1999          1998           1997
                                                                     ----------    ----------     ----------
Net sales                                                            $   84,771        49,360         29,565
Cost of sales                                                            56,591        32,615         22,639
                                                                     ----------    ----------     ----------

            Gross profit                                                 28,180        16,745          6,926
                                                                     ----------    ----------     ----------

Operating expenses:
    Selling                                                              18,399        11,007          5,656
    General and administrative                                            7,400         3,338          2,384
                                                                     ----------    ----------     ----------

            Total operating expenses                                     25,799        14,345          8,040
                                                                     ----------    ----------     ----------

            Operating income (loss)                                       2,381         2,400         (1,114)
                                                                     ----------    ----------     ----------

Other income (expense):
    Interest income                                                         855           636             53
    Interest expense, net of interest capitalized of $330
       in 1997                                                             (704)       (1,394)        (1,126)
    Other, net                                                              (93)          (67)           (35)
                                                                     ----------    ----------     ----------

            Total other income (expense)                                     58          (825)        (1,108)
                                                                     ----------    ----------     ----------

            Income (loss) before income taxes,
               minority interest and extraordinary item                   2,439         1,575         (2,222)

Income tax benefit (expense)                                             (1,037)         (675)           513
Minority interest in loss of subsidiary                                    --            --              687
                                                                     ----------    ----------     ----------

            Income (loss) before extraordinary item                       1,402           900         (1,022)

Extraordinary item-loss on early extinguishment of debt,
    net of income tax benefit of $253                                      --            (414)          --
                                                                     ----------    ----------     ----------

            Net income (loss)                                        $    1,402           486         (1,022)
                                                                     ==========    ==========     ==========

Net income (loss) per basic share:
    Income (loss) before extraordinary item                          $      .15           .12           (.23)
    Extraordinary item                                                     --            (.05)          --
                                                                     ----------    ----------     ----------

            Net income (loss) per share                              $      .15           .07           (.23)
                                                                     ==========    ==========     ==========

Net income (loss) per diluted share:
    Income (loss) before extraordinary item                          $      .14           .11           (.23)
    Extraordinary item                                                     --            (.05)          --
                                                                     ==========    ==========     ==========

            Net income (loss) per share                              $      .14           .06           (.23)
                                                                     ==========    ==========     ==========

Weighted average shares outstanding:
    Basic                                                                 9,668         7,339          4,488
    Diluted                                                               9,992         7,742          4,488

See accompanying notes to consolidated financial statements.

            HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                   (In thousands, except share amounts)

               Years ended December 31, 1999, 1998 and 1997

                                                                                          ACCUMULATED
                                        COMMON STOCK    ADDITIONAL                           OTHER         TOTAL
                                       ---------------    PAID-IN  ACCUMULATED  TREASURY  COMPREHENSIVE STOCKHOLDERS' COMPREHENSIVE
                                       SHARES   AMOUNT    CAPITAL    DEFICIT     STOCK       INCOME         EQUITY        INCOME
                                       ------   ------    -------    -------    --------  ------------- ------------- -------------
Balance at December 31, 1997         5,052,418   $    5    11,834     (2,371)     (582)          --           8,886            --
                                     ---------   ------   -------    -------     -----       --------      --------       ---------

Issuance of common stock for
    services                             3,923     --          25       --        --             --              25            --
Issuance of common stock for cash,
    net of offering costs            4,550,000        5    46,271       --        --             --          46,276            --
Retirement of treasury stock              --       --        (582)      --         582           --            --              --
Issuance of common stock for
    director services                      745     --          10       --        --             --              10            --
Exercise of warrants                    43,349     --         231       --        --             --             231            --
Issuance of common stock
    under ESPP                           5,933     --          56       --        --             --              56            --
Net income                                --       --        --          486      --             --             486             486
                                     ---------   ------   -------    -------     -----       --------      --------       ---------
Balance at December 31, 1998         9,656,368       10    57,845     (1,885)     --             --          55,970

Total comprehensive income                                                                                                   $  486
                                                                                                                          =========
Issuance of common stock for
    director services                    2,679     --          33       --        --             --              33            --
Exercise of stock options and
    warrants, net of tax benefit        74,099     --         420       --        --             --             420            --
Issuance of common stock
    under ESPP                          10,513     --          94       --        --             --              94            --
Foreign currency translation
    adjustment                            --       --        --         --        --              (31)          (31)            (31)
Net income                                --       --        --        1,402      --             --           1,402          $1,402
                                     ---------   ------   -------    -------     -----       --------      --------       ---------

Balance at December 31, 1999         9,743,659   $   10    58,392       (483)     --              (31)       57,888
                                     =========   ======   =======    =======     =====       ========      ========       =========
Total comprehensive income                                                                                                   $1,371
                                                                                                                          =========

See accompanying notes to consolidated financial statements.

           HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                              (In thousands)

               Years ended December 31, 1999, 1998 and 1997

                                                                           1999          1998           1997
                                                                     ----------    ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                                $    1,402           486         (1,022)
    Adjustments to reconcile net income (loss) to net cash
       from operating activities:
          Provision for doubtful accounts                                    49            52              7
          Depreciation and amortization                                   3,939         2,727          1,150
          Equity in loss of Sunrise Organic Farms, Inc.                    --            --              509
          Loss on sale of cattle and equipment                            1,738         1,509          1,006
          Accretion on senior subordinated notes payable and
            non-interest bearing notes payable                             --             148             44
          Deferred income tax                                              (267)          233           (513)
          Noncash payments for director services                             33            10           --
          Minority interest in loss of subsidiary                          --            --             (687)
          Change in operating assets and liabilities:
            Trade accounts receivable                                    (4,920)       (2,532)           523
            Inventories                                                  (3,298)         (525)        (2,690)
            Prepaid and other current assets                               (744)         (244)          (220)
            Trade accounts payable                                        2,639           852          1,996
            Payable to affiliates                                          --            --             (513)
            Other accrued expenses                                        1,887           864            167
            Income taxes payable                                             43            87            (14)
                                                                     ----------    ----------     ----------

                 Net cash provided by (used in) operating activities      2,501         3,667           (257)
                                                                     ----------    ----------     ----------

Cash flows from investing activities:
    Sale (purchase) of marketable securities, net                         1,705        (9,923)          --
    Payments for acquisitions, net of cash acquired                      (5,592)         --           (3,566)
    Payments for certain assets of Juniper Valley Farms                    --          (2,140)          --
    Purchases of property and equipment                                  (2,620)       (2,432)        (3,472)
    Proceeds from equipment sales                                           116           246             66
    Purchases of cattle, including interest capitalized of $330
       in 1997                                                           (8,517)       (5,506)        (3,595)
    Proceeds from cattle sales                                            2,444           716            279
    Other assets                                                            (66)         (210)           285
                                                                     ----------    ----------     ----------

                   Net cash used in investing activities                (12,530)      (19,249)       (10,003)
                                                                     ----------    ----------     ----------

           HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                                 (In thousands)

               Years ended December 31, 1999, 1998 and 1997

                                                                                   1999                1998                1997
                                                                           ------------        ------------        ------------
Cash flows from financing activities:
    Decrease in bank overdrafts                                             $      --                  --                  (642)
    Proceeds from long-term line of credit                                         --                25,691              24,411
    Repayments of long-term line of credit                                         --               (32,644)            (23,918)
    Repayments of term loan                                                        --                (4,000)               (244)
    Proceeds from long-term debt, other than line of credit                        --                   500               6,881
    Repayments of long-term debt, other than line of credit                      (1,176)             (6,798)               (440)
    Loan to Aurora Dairy Corporation                                               --                   250                (250)
    Proceeds from issuance of common stock, net                                    --                46,276               4,848
    Payments to acquire treasury stock                                             --                  --                  (582)
    Proceeds from exercise of stock options and warrants, net of tax                420                 231                --
    Proceeds from issuance of common stock under ESPP                                94                  56                --
                                                                           ------------        ------------        ------------

                   Net cash provided by (used in) financing activities             (662)             29,562              10,064
                                                                           ------------        ------------        ------------

                   Net increase (decrease) in cash and cash equivalents         (10,691)             13,980                (196)

Cash and cash equivalents at beginning of year                                   14,384                 404                 600
                                                                           ------------        ------------        ------------

Cash and cash equivalents at end of year                                    $     3,693              14,384                 404
                                                                           ============        ============        ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net of amount
       capitalized of $330, in 1997                                         $       408               1,430               1,024
                                                                           ============        ============        ============

    Cash paid during the year for income taxes                              $     1,201                 101                  31
                                                                           ============        ============        ============

    Noncash investing and financing activities:
       Additional capital lease obligations                                 $      --                    49                  88
                                                                           ============        ============        ============

       Common stock issued for services                                     $      --                    25                --
                                                                           ============        ============        ============

       Common stock issued to outside directors                             $        33                  10                --
                                                                           ============        ============        ============

       The Company purchased the remaining 73.175% of
          common stock of Sunrise Organic Farms, Inc.
          In connection with this acquisition, assets acquired
          and liabilities assumed were as follows:
            Fair value of assets acquired                                   $      --                  --                23,751
            Cash paid for common stock                                             --                  --                (3,566)
            Company stock issued for common stock                                  --                  --                (2,378)
                                                                           ------------        ------------        ------------

                   Liabilities assumed                                      $      --                  --                17,807
                                                                           ============        ============        ============

       The Company purchased Rachels Dairy Ltd. Assets
          acquired and liabilities assumed were as follows:
            Fair value of assets acquired                                   $     4,511                --                  --
            Cash paid for common stock                                           (2,802)               --                  --
            Debt assumed                                                           (947)               --                  --
                                                                           ------------        ------------        ------------

                   Liabilities assumed                                      $       762                --                  --
                                                                           ============        ============        ============

See accompanying notes to consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(1)    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

       Horizon Organic Holding Corporation (Company) produces and markets organic milk and other organic dairy products which are sold to natural food stores and supermarkets nationwide, and processes and markets organic yogurt in the United Kingdom.

       The Company was established in October 1991 and, prior to May 1997, was involved only in the marketing of organic milk and other organic dairy products except for a portion of 1994 and 1995 in which the Company produced conventional milk through a dairy operation which was disposed of May 31, 1995. In March 1997, the Company acquired and began producing organic milk through a dairy operation located in Idaho from which the Company had previously purchased milk. In 1997, in order to develop an organic farm milk supply for products sold in the Eastern United States, the Company began developing its second organic dairy farm in Maryland (the Maryland Dairy). Shipments of organic farm milk from the Maryland Dairy began in the first quarter of 1998. Horizon sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States. The Company operates in and judges its financial performance according to three operating segments; marketing, dairy farm operations and international.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of all the Company's subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    CASH AND CASH EQUIVALENTS
              The Company considers all highly liquid investments and securities with original maturities of three months or less at the time of purchase to be cash equivalents.

       (c)    MARKETABLE SECURITIES
              Marketable securities consist of commercial paper and U.S. Treasury securities maturing within one year. Marketable securities have been categorized as held-to-maturity and are recorded at amortized cost which approximates cost. Marketable securities at December 31, 1999 are as follows (in thousands):

                                       Commercial paper          $       4,548
                                       U.S. Treasury                     3,670
                                                                 -------------

                                                                 $       8,218
                                                                 =============

       (d)    INVENTORIES

              Inventories are stated at the lower of cost (average cost or first-in, first-out method) or market.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       (e)    PROPERTY, EQUIPMENT AND CATTLE

              Property, equipment and cattle are carried at cost. Property (other than land) is depreciated using accelerated methods over the estimated useful lives which range from 3 to 27 years. Equipment and cattle are depreciated using an accelerated method over the estimated useful lives which range from three to seven years.

              The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd.

       (f)    OTHER ASSETS
              Other assets consist principally of loan origination fees and artwork and plates. The cost of artwork and plates is amortized using the straight-line method over three years. Loan origination fees are amortized using the interest method over the term of the respective loan. Accumulated amortization of loan origination fees, organization costs and artwork at December 31, 1999 and 1998 totaled $215,000 and $196,000, respectively.

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

       (h)    ADVERTISING COSTS
              Advertising costs are expensed in the year incurred. Advertising costs, which are included in selling expenses, totaled $1,610,000, $301,000 and $33,000 during 1999, 1998 and 1997, respectively.

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

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       (j)    EARNINGS PER SHARE

                                                                        1999          1998             1997
                                                                     ----------    ----------       ----------
                                                                      (In thousands, except per share amounts)
         Income (loss) before extraordinary item                     $    1,402           900           (1,022)
         Extraordinary item, net of income tax benefit                     --            (414)            --
                                                                     ----------    ----------       ----------

                          Net income (loss)                          $    1,402           486           (1,022)
                                                                     ==========    ==========       ==========

         Common and common equivalent shares outstanding:
                Historical common shares outstanding
         at beginning of year                                        $    9,656         5,052            3,648
                Weighted average common equivalent
                   shares issued during year                                 12         2,287              840
                                                                     ----------    ----------       ----------

                Weighted average common shares
         issued - basic                                                   9,668         7,339            4,488
                Weighted average common equivalent
                   shares issued during period                              324           403             --
                                                                     ----------    ----------       ----------

                          Weighted average common
                             shares issued - diluted                 $    9,992         7,742            4,488
                                                                     ==========    ==========       ==========

         Earnings per basic share:
             Income (loss) per share                                 $      .15           .12             (.23)
             Extraordinary item per share                                  --            (.05)            --
                                                                     ----------    ----------       ----------

                          Net income (loss) per share                $      .15           .07             (.23)
                                                                     ==========    ==========       ==========

         Earnings per diluted share:
             Income (loss) per share                                 $      .14           .11             (.23)
             Extraordinary item per share                                  --            (.05)            --
                                                                     ----------    ----------       ----------

                          Net income (loss) per share                $      .14           .06             (.23)
                                                                     ==========    ==========       ==========

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

                        December 31, 1999, 1998 and 1997

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

       (m)    EMPLOYEE BENEFIT PLAN

              The Company adopted a defined contribution retirement plan (Plan) during 1997 under which eligible employees may elect to defer current compensation by up to certain statutorily prescribed annual limits and contribute such amount to the Plan. The Plan provides for the Company to match an employee's contribution in an amount up to 3% of such employee's compensation. The Company contributed $78,000, $58,000 and $33,000 to the Plan for the years ended December 31, 1999, 1998 and 1997, respectively.

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

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       (p)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

(3)    ACQUISITION OF RACHELS DAIRY, LTD.

       On April 1, 1999, the Company acquired all the assets and liabilities of Rachels Dairy Ltd. (Rachels), a company domiciled in the United Kingdom for $2.4 million in cash plus acquisition costs of $.4 million. The acquisition has been accounted for by the purchase method and the results of operations for Rachels have been included in the Company's consolidated financial statements as of April 1, 1999. The excess of cost over fair value of acquired net assets of $2.5 million is being amortized on a straight-line basis over 15 years.

       The following unaudited pro forma financial information represents the combined results of operations of the Company and Rachels as if the acquisition occurred at the beginning of 1999 and 1998, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense and the related income tax effects. The pro forma financial information does not necessarily reflect the operations that would have occurred had the Company and Rachels constituted a single entry during such periods.

                                                                 YEAR ENDED             YEAR ENDED
                                                             DECEMBER 31, 1999       DECEMBER 31, 1998
                                                           ---------------------    --------------------
                                                                 (unaudited, dollars in thousands)
                 Net sales                             $             85,978                53,109
                                                           =====================    ====================

                 Net income                            $              1,421                   514
                                                           =====================    ====================

                 Net loss per basic share              $               .15                    .07
                                                           =====================    ====================

                 Net loss per diluted share            $               .14                    .07
                                                           =====================    ====================

(4)    PURCHASE OF CERTAIN ASSETS

       On April 8, 1998, the Company acquired certain assets including inventory and the Juniper Valley Farms brand name for $6,000,000. The acquisition was financed with two notes payable; $2,000,000 term loan payable to a bank, bearing interest at prime plus 2% and a $4,000,000 non-interest bearing secured promissory note. The notes were paid in July 1998. The Company also issued a warrant exercisable for 3,500 shares of common stock with an exercise price of $8.00 per share which expires April 8, 2000. Intangible assets related to this transaction are $5,824,000 and costs associated with the transaction are $570,000, which are being amortized on a straight-line basis over 15 years. The non-interest bearing note was recorded at its estimated present value which was discounted at 10.5%.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       In April 1999, the Company acquired certain intangible assets including The Organic Cow brand name for $10.9 million. The acquisition was financed with a cash payment of $2.4 million and a $8.5 million promissory note payable to the seller, bearing interest at 5.3% per annum and payable in annual installments over four years. The intangible asset recorded of $10.9 million plus acquisition costs of $.3 million is being amortized on a straight-line basis over 15 years.

(5)    INVENTORIES
       Inventories consists of the following (in thousands):

                                                                         DECEMBER 31,           DECEMBER 31,
                                                                             1999                   1998
                                                                      --------------------   --------------------
       Grain and feed                                               $         5,223                  3,365
       Crops growing, fertilizer and other                                      320                    438
       Finished goods                                                         1,726                  1,409
       Raw materials                                                          1,666                    254
                                                                      --------------------   --------------------

                                                                    $         8,935                  5,466
                                                                      ====================   ====================

(6)    PROPERTY AND EQUIPMENT
       Property and equipment consists of the following (in thousands):

                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1999                  1998
                                                                           -------------------   -------------------
       Land and water rights                                             $        2,799                 2,799
       Dairies and feedlot                                                       10,632                10,034
       Rolling stock, vehicles and farm equipment                                 2,503                 1,781
       Cream separator                                                              622                   622
       Employee housing                                                             942                   930
       Intermediate crop life                                                        95                    23
       Office equipment and other                                                 3,221                   817
                                                                           -------------------   -------------------

                                                                                 20,814                17,006
             Less accumulated depreciation                                       (2,738)               (1,472)
                                                                           -------------------   -------------------

                    Total property and equipment                         $       18,076                15,534
                                                                           ===================   ===================

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(7)    CATTLE

       Cattle consists of the following (in thousands):

                                                                        DECEMBER 31,          DECEMBER 31,
                                                                            1999                  1998
                                                                      ------------------    ------------------
        Number of head-milking cows                                           6,856                 5,551
        Number of head-replacement heifers                                    3,753                 2,999
                                                                      ------------------    ------------------

            Total cattle                                                     10,609                 8,550
                                                                      ==================    ==================

        Cost-milking cows                                            $       11,084                 8,408
        Cost-replacement heifers                                              3,634                 2,589
                                                                      ------------------    ------------------

                                                                             14,718                10,997
            Less accumulated depreciation                                    (1,981)               (1,272)
                                                                      ------------------    ------------------

                                                                     $       12,737                 9,725
                                                                      ==================    ==================

       The Company has reflected its investment in cattle at cost. Cattle are depreciated using the straight-line method over 5 years to an estimated salvage value of $325 per head.

(8)    LONG-TERM DEBT
       Long-term debt consists of the following (in thousands):

                                                                                           1999          1998
                                                                                       ------------- -------------
       Note  payable to H.P.  Hood Inc.  with  interest  at 5.3%,  payable in annual
          installments over four years                                               $     8,451           --
       Notes  payable to Peoples  Bank of Kent  County,  Maryland  with interest at prime (8.5% at December 31, 1999), payable in monthly installments with the unpaid balance due April 15, 2018, secured by certain property. The note holder has the right to demand repayment of
          principal and interest in full at any time on or after April 15, 2001              479          493
       Note payable to Peoples Bank of Kent County,  Maryland with interest at prime
          (8.5% at December 31, 1999), payable in monthly installments with the unpaid balance due October 27, 2002, secured by certain property
                                                                                             660          687
       Note  payable to Farm  Credit  Services  with  interest  at 6.5%, payable in
          monthly installments with the unpaid balance due July 1, 2010                    3,453        3,673
       Revolving  line of credit  with U.S.  Bancorp Ag Credit,  Inc.  with maximum borrowing of $20,000,000 with interest at prime less .25%, secured by substantially all assets of the Company, available through June 30,
          2000
                                                                                               --            --

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                                                                                           1999          1998
                                                                                       ------------- -------------
       Obligations under capital leases with terms from two to five years with imputed interest rates ranging from 7.04% to 10.89% secured by
          related equipment                                                          $       287          504
       Other debt                                                                            248            --
                                                                                       ------------- -------------

                Total long-term debt                                                      13,578        5,357
        Less current portion                                                              (2,323)        (434)
                                                                                       ------------- -------------

                Long-term debt, excluding current portion                            $    11,255        4,923
                                                                                       ============= =============

       The revolving line of credit and notes payable contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial provisions.

       The Company entered into a $8.5 million promissory note payable to H. P. Hood Inc., bearing interest at 5.3%, payable in annual installments over 4 years and secured by a letter of credit, covered by the $20,000,000 revolving line of credit with U.S. Bancorp Ag Credit, Inc. Maximum borrowings under this line of credit is determined net of any letters of credit associated with the line of credit, or $11.5 million.

       Aggregate maturities of long-term debt are as follows (in thousands):

           December 31:
                2000                                                                   $     2,323
                2001                                                                         2,425
                2002                                                                         3,125
                2003                                                                         2,624
                2004                                                                          323
                Thereafter                                                                   2,758
                                                                                        -----------------

                        Total                                                          $     13,578
                                                                                        =================

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(9)    INCOME TAXES

       Income tax (expense) benefit attributable to income (loss) consists of (in thousands):

                                                                  CURRENT       DEFERRED         TOTAL
                                                               -------------- -------------   -------------
           Year ended December 31, 1999:
              U.S. federal                                  $      (1,006)          135            (871)
              State                                                  (192)           26            (166)
                                                               -------------- -------------   -------------

                                                            $      (1,198)          161          (1,037)
                                                               ============== =============   =============

           Year ended December 31, 1998:
              U.S. federal                                  $        (372)         (196)           (568)
              State                                                   (70)          (37)           (107)
                                                               -------------- -------------   -------------

                                                            $        (442)         (233)           (675)
                                                               ============== =============   =============
           Year ended December 31, 1997:
              U.S. federal                                  $          --           452             452
              State                                                    --            61              61
                                                               -------------- -------------   -------------

                                                            $          --           513             513
                                                               ============== =============   =============

       Income tax (expense) benefit attributable to income (loss) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following (in thousands):

                                                             DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                1999                1998                 1997
                                                          ------------------  ------------------   ------------------
       Computed "expected" tax (expense) benefit        $        (829)               (536)                 755
        (Increase) reduction in income taxes
        resulting from:
               State and local income taxes, net of
                  federal benefit                                (110)                (70)                  40
               Permanent differences                             (115)                (69)                 (60)
               Change in valuation allowance                       --                  --                  122
               1997 pre-acquisition losses purchased               --                  --                 (348)
               Other, net                                          17                  --                    4
                                                          ------------------  ------------------   ------------------

                                                        $      (1,037)               (675)                 513
                                                          ==================  ==================   ==================

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                                          DECEMBER 31,          DECEMBER 31,
                                                                              1999                  1998
                                                                        ------------------    ------------------
        Deferred tax assets:
            Artwork and plates and cattle depreciation                         $     151                 183
            Net operating loss carryforwards                                         717                 727
            Write off of intangibles in purchase accounting                           71                  83
            Start-up costs capitalized for tax                                       102                 136
            Other, net                                                               310                  85
                                                                        ------------------    ------------------

                   Net deferred tax assets                                         1,351               1,214

         Deferred tax liability -
            step-up of property, equipment and cattle in
         acquisition                                                              (2,179)             (2,204)
                                                                        ------------------    ------------------

                   Net deferred tax liabilities                                     (828)               (990)
         Less current net deferred tax assets                                       (334)               (281)
                                                                        ------------------    ------------------

                   Long term deferred income tax liability                     $  (1,162)             (1,271)
                                                                        ==================    ==================

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, accordingly, there is no valuation allowance in 1999 or 1998.

       At December 31, 1999, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $1,886,000 which are available to offset future federal taxable income and expire in the following years (in thousands):

                    2011                                                  $          1,288
                    2012                                                               598
                                                                           ---------------------

                            Total                                         $          1,886
                                                                           =====================

(10)   STOCKHOLDERS' EQUITY

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

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       In December 1999, two warrants were exercised to purchase an aggregate of 25,769 shares of the Company's common stock for approximately $138,000. The warrants had an exercise price of $5.335 per share.

       In April 1998, the Company retired its 120,000 shares of treasury stock.

(11)   STOCK OPTION PLAN AND STOCK OPTION AGREEMENTS

       In October 1995, the Company reserved 250,000 shares of its common stock for an incentive stock option plan (Plan) it implemented for key employees. In December 1997, the Company reserved an additional 500,000 shares for the Plan. Options are granted at the discretion of the Board of Directors with an exercise price equal to the stock's estimated fair value at date of grant.

       In 1997, a total of 214,125 shares were granted by the Board. 4,000 nonqualified shares were granted to outside agents that vested immediately and expire in 2000. 5,250 nonqualified shares were granted to outside agents that vest 25% per year beginning one year after the grant date and expire in 2002. 168,875 qualified shares were granted to employees that vest 25% per year beginning one year after grant date and expire in 2002. 9,000 qualified shares were granted to employees that fully vested on November 1, 1997 and expired on November 30, 1997. 27,000 nonqualified shares were granted to directors that vest 25% per year beginning one year after grant date and expire in 2002.

       In 1998, a total of 66,250 shares were granted by the Board. 1,000 nonqualified shares were granted to outside agents that vest 25% per year beginning one year after grant date and expire in 2003. 62,250 qualified shares were granted to employees that vest 25% per year beginning one year after grant date and expire in 2003. 3,000 nonqualified shares were granted to a director that vest 25% per year beginning one year after grant date and expire in 2003.

       In 1999, a total 426,500 shares were granted by the Board. 175,436 nonqualified shares were granted to outside agents that vest 25% per year beginning one year after grant date and expire in 2004. 251,064 qualified shares were granted to employees that vest 25% per year beginning one year after grant date and expire in 2004.

       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $6.27, $2.82 and $1.12, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 -- no expected dividend yield, expected volatility of 59%, risk-free interest rate of 5.8%, and expected lives of 5 years, 1998 -- no expected dividend yield, expected volatility of 50% for options granted after July 2, 1998, risk-free interest rates ranging from 4.17% to 5.69% depending on the life of the option, and expected option lives of 4.5 years, 1997 -- no expected dividend yield, expected volatility of 50% for options granted after July 2, 1998, risk-free interest rates ranging from 5.78% to 5.80% depending on the life of the option, and expected option lives ranging from 3 to 4 years.

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

                        December 31, 1999, 1998 and 1997

       cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced, or net loss increased, to the pro forma amounts indicated below (in thousands):

                                                               1999          1998           1997
                                                            ------------  ------------   ------------
                 Net income (loss), as reported          $     1,402          486          (1,022)
                                                            ============  ============   ============

                 Net income (loss), pro forma            $     1,125          463          (1,037)
                                                            ============  ============   ============

       The above pro forma disclosures are not necessarily representative of the effect on the reported net income (loss) for future periods because options vest over several years and additional awards are made each year.

       Stock option activity during the years indicated was as follows:

                                                                                                       WEIGHTED
                                                                                                       AVERAGE
                                                          NUMBER OF              RANGE OF              EXERCISE
                                                            SHARES            EXERCISE PRICES           PRICE
                                                        ---------------     --------------------     -------------
       Balance at December 28, 1996                         353,943         $1.25 -   $3.50              $2.53
         Granted                                            214,125         $4.85 -   $6.50              $5.60
         Exercised                                          (23,050)        $3.38 -   $5.05              $3.94
         Canceled                                            (4,750)        $3.38 -   $5.05              $4.52
                                                        ---------------

       Balance at December 31, 1997                         540,268         $1.25 -   $6.50              $3.28
         Granted                                             66,250         $6.50 - $12.75              $10.08
         Canceled                                            (7,750)        $6.50 - $12.75              $12.55
                                                        ---------------

       Balance at December 31, 1998                         598,768         $1.25 - $14.88               $3.91
         Granted                                            426,500         $7.01 - $17.25              $11.25
         Exercised                                          (48,330)        $1.25 -   $6.50              $3.33
         Canceled                                           (23,875)        $3.22 - $17.25              $10.45
                                                        ---------------

       Balance at December 31, 1999                         953,063         $1.25 - $17.25               $7.03
                                                        ===============

       Number of options exercisable at
         December 31, 1999                                  363,946
                                                        ===============

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                                                             WEIGHTED
                                                             AVERAGE             NUMBER             WEIGHTED
                                                            REMAINING        EXERCISABLE AT          AVERAGE
                                          NUMBER         CONTRACTUAL LIFE      DECEMBER 31,         EXERCISE
                 EXERCISE PRICE        OUTSTANDING           (YEARS)              1999                PRICE
              --------------------- ------------------- ------------------- ------------------  ------------------
           $              1.25             75,000              4.2                75,000            $  1.25
                2.00 -   2.10             151,250              1.3               151,250               2.09
                3.22 -   3.54              77,500               .9                57,500               3.36
                4.85 -   7.01             249,563              2.4                76,007               5.96
                8.25 - 11.00              244,250              4.8                 4,189               8.98
                12.63 - 17.25             155,500              3.8                    --              14.92
                                    -------------------                    ------------------

                                          953,063              3.1               363,946           $   3.01
                                    =================== ================== ==================  ==================

       Canceled options are a result of employee terminations and forfeitures. As of December 31, the Company had 37,000 options available for grant under the Plan.

(12)   LEASES
       The Company has noncancelable operating leases, primarily for office space and office equipment, expiring at various dates from 2000 to 2007. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense totaled, $271,000 in 1999, $278,000 in 1998 and $151,000 in 1997.

       Future minimum lease payments under noncancelable operating and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 were as follows (in thousands):

                                                                               CAPITAL          OPERATING
                                                                               LEASES            LEASES
                                                                           ----------------  ----------------
          Year ended December 31:
              2000                                                        $       119                672
              2001                                                                 90                639
              2002                                                                 74                484
              2003                                                                 44                442
              2004                                                                 --                435
                                                                           ----------------  ----------------

                        Total minimum lease payments                              327              2,672
                                                                                             ================
          Less amounts representing interest                                      (40)
                                                                           ----------------
                        Present value of minimum capital lease
                           payments                                               287
          Less current portion                                                    (99)
                                                                           ----------------

                        Capital lease obligations, less current portion   $       188
                                                                           ================

(13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(14)   RELATED PARTY TRANSACTIONS

       The Company subleased a portion of its office to a company controlled by a director and stockholder of the Company. The sublease ended July 1999. Rental income under the agreement was approximately $1,900 per month.

       (a)    RELATED PARTY TRANSACTIONS WITH AURORA DAIRY CORPORATION
              The Company entered into a Dairy Herd Management and Supply Agreement on March 5, 1999 (subsequently amended on June 9, 1999) with Aurora Dairy Corporation (ADC) whose majority owner is a Company board member. The agreement allows the Company to provide and maintain an organic dairy herd at ADC's facilities in Platteville, Colorado approximating 1,150 head milking. The Company is to provide the feed for the animals while also paying for approximately $270,000 in equipment and leasehold improvements. ADC is to manage the herd and pay for all operating expenses outside of the feed, breeding and cattle costs and the related leasehold/company purchased equipment depreciation. The management fees vary throughout the term of the contract but require a minimum of $90,000 per month. The contract runs from October 1999 through September 2002. The Company has the option to renew the agreement for up to an additional 18 months in six-month increments provided that the Company gives ADC notice of its extension by June 30, 2002.

              The payments made during 1999 to ADC for the management fee were $270,000. Other miscellaneous charges associated with this herd for services provided outside of the contract during 1999 was approximately $9,000.

              During 1999, 597 heifers were purchased from ADC for $561,875. Equity and purchase rights in over 2,000 head of other heifers were purchased for $102,600 during the year from ADC. $3,036 was paid to ADC for consulting work for the Maryland Farm.

       (b)    ROBINSON DAIRY, INC.
              On January 1, 1999, the Company entered into a Processing and Distribution Agreement (Agreement) with Robinson Dairy, Inc., (Robinson) whereby the Company will not engage another processor located within the state of Colorado. A director of the Company controlled

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              Robinson. Per the agreement, the Company will pay minimum co-packing fees for processing product through December 31, 2003. The Company incurred expenses of approximately $779,000, $1,049,000 and $660,000 during 1999, 1998 and 1997, respectively.

              During 1998, the Company paid fees to one of its directors for the guarantee of certain debt at one percent of the amount guaranteed. The Company paid approximately $29,000 to this director in connection with guarantee fees in 1998. The guarantees were released in 1998.

       (c)    SUIZA

              In 1998, Horizon entered into agreements with Suiza, a leading manufacturer and distributor of fresh milk and related dairy products. The Company's arrangement with Suiza includes processing and distribution agreements with certain of Suiza's subsidiaries. Horizon's relationship with Suiza includes five-year processing and distribution agreements with two of Suiza's subsidiaries. The processing and distribution agreements generally provide that both Model Dairy and Garelick Farms will distribute all SKUs of Horizon's organic fluid milk products which are available for sale in their respective territories. Amounts paid to Suiza and its subsidiaries under these agreements total $4,487,000 and $1,677,000 in 1999 and 1998, respectively.

(15)   PURCHASE COMMITMENTS

       The Company contracts with various organic farmers and cooperatives throughout the United States for organic farm milk. Except for one contract which extends through 2001, these contracts are for twelve months or less and are renewable upon agreement by the Company and the producer. All production contracts require that the Company purchase minimum quantities of organic farm milk. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference in the Company's purchase price and the conventional price in cost of sales.

(16)   EMPLOYEE STOCK PURCHASE PLAN

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

       Employees are eligible to participate in the Purchase Plan if they have been employed by the Company for at least three months preceding the beginning of the offering and work at least 20 hours per week and at least five months per calendar year. Employees can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied on specific purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       purchased under the Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of each offering or the relevant purchase date. Employees may end their participation in the offering at any time during the offering, and participation ends automatically on termination of employment. Holders of five percent or more of the Company's outstanding common stock are not eligible to participate in the Purchase Plan.

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

                 HORIZON ORGANIC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

    (17)  QUARTERLY RESULTS (UNAUDITED)

          The following table sets forth selected quarterly unaudited financial information for the fiscal years ended December 31, 1999 and 1998 (in thousands except per share amounts):

                                                                     YEAR ENDED DECEMBER 31, 1999
                                                                -------------------------------------------------------
                                                                  1ST QTR       2ND QTR        3RD QTR        4TH QTR
                                                                ----------    ----------     ----------     ----------
        Net sales                                                   16,423        20,590         22,798         24,960

        Gross profit                                                 5,522         7,232          8,143          7,283

        Total operating expenses                                    (4,868)       (6,106)        (6,806)        (8,019)

        Operating income (loss)                                        654         1,126          1,337           (736)

        Other income (expense)                                         182           (16)           (69)           (39)

        Income (loss) before income taxes                              836         1,110          1,268           (775)

        Income tax benefit (expense)                                  (334)         (444)          (507)           248

        Net income (loss)                                              502           666            761           (527)

        Net income (loss) per share, basic                             .05           .07            .08           (.06)
        Net income (loss) per share, diluted                           .05           .07            .08           (.05)

        Weighted average shares outstanding - basic                  9,666         9,692          9,719          9,544
        Weighted average shares outstanding - diluted               10,099        10,129         10,093          9,868

                                                                            YEAR ENDED DECEMBER 31, 1998
                                                                -------------------------------------------------------
                                                                   1ST QTR     2ND QTR        3RD QTR        4TH QTR
                                                                ----------    ----------     ----------     ----------
        Net sales                                                   10,102        11,793         12,762         14,703

        Gross profit                                                 3,079         3,753          4,607          5,306

        Total operating expenses                                    (2,745)       (3,193)        (3,873)        (4,534)

        Operating income                                               334           560            734            772

        Other income (expense)                                        (492)         (676)           140            203

        Income (loss) before income taxes and
           extraordinary item                                         (158)         (116)           874            975

        Income tax benefit (expense)                                    43            23           (352)          (389)

        Income (loss) before extraordinary item                       (115)          (93)           522            586
        Extraordinary item, net                                       --            --             (414)          --

        Net income (loss)                                             (115)          (93)           108            586

        Net income (loss) per share, basic                            (.02)         (.02)          (.01)           .06
        Net income (loss) per share, diluted                          (.02)         (.02)          (.01)           .06

        Weighted average shares outstanding - basic                  5,056         5,056          9,557          9,611
        Weighted average shares outstanding - diluted                5,056         5,056         10,046         10,052

           HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                     December 31, 1999, 1998 and 1997

(18)   REPORTABLE SEGMENTS

       The Company has three segments of business, the marketing company, the dairy farm operations and International. Thesegmenting company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. International is the processor. The following table sets forth selected

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                 ---------------------------------------------------------------------------------
                                                             DAIRY FARM      INTER-
                                               MARKETING     OPERATIONS     NATIONAL       SUBTOTAL     ELIMINATIONS       TOTAL
                                              ----------     ----------    ----------     ----------     ----------     ----------
Net sales - external customers                $   80,417           --           4,354         84,771           --           84,771
Net sales - internal                                --           20,597          --           20,597        (20,597)          --
                                              ----------     ----------    ----------     ----------     ----------     ----------

       Total net sales                            80,417         20,597         4,354        105,368        (20,597)        84,771
                                              ==========     ==========    ==========     ==========     ==========     ==========

Depreciation and amortization                 $    1,287          2,500           152          3,939           --            3,939
Loss on sale of cattle and equipment                --            1,738          --            1,738           --            1,738

Interest income                                    1,681             17          --            1,698           (843)           855
Interest expense                                    (447)          (976)         (124)        (1,547)           843           (704)
                                              ----------     ----------    ----------     ----------     ----------     ----------

       Net interest income (expense)               1,234           (959)         (124)           151           --              151
                                              ==========     ==========    ==========     ==========     ==========     ==========

Income tax expense                            $     (420)          (589)          (28)        (1,037)          --           (1,037)

Net income                                           569            795            38          1,402           --            1,402

Segment assets                                    79,623         38,471         4,764        122,858        (38,246)        84,612

                                                                YEAR ENDED DECEMBER 31, 1998
                                              --------------------------------------------------------------------
                                                             DAIRY FARM
                                              MARKETING      OPERATIONS     SUBTOTAL     ELIMINATIONS     TOTAL
                                              ----------     ----------    ----------     ----------     --------
Net sales - external customers                $   49,255            105        49,360           --         49,360
Net sales - internal                                --           16,848        16,848        (16,848)        --
                                              ----------     ----------    ----------     ----------     --------

       Total net sales                            49,255         16,953        66,208        (16,848)      49,360
                                              ==========     ==========    ==========     ==========     ========

Depreciation and amortization                 $      591          2,136         2,727           --          2,727
Loss on sale of cattle and equipment                   2          1,507         1,509           --          1,509

Interest income                                    2,222             18         2,240         (1,604)         636
Interest expense                                  (1,027)        (1,971)       (2,998)         1,604       (1,394)
                                              ----------     ----------    ----------     ----------     --------

       Net interest income (expense)               1,195         (1,953)         (758)          --           (758)
                                              ==========     ==========    ==========     ==========     ========

Income tax (expense) benefit                  $   (1,362)           687          (675)          --           (675)
Extraordinary item, net of tax                      (414)          --            (414)          --           (414)

Net income (loss)                                  1,406           (920)          486            486

Segment assets                                    66,187         32,268        98,455        (29,099)      69,356

           HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                     December 31, 1999, 1998 and 1997

(19)   SUBSEQUENT EVENT

       On March 2, 2000, the Company purchased a dairy farm consisting of 607 acres in Wilton, California (Sacramento County). The Company believes that this acquisition will permit it to develop another organic milk supply closer to its contracted processors when and if it chooses to do so. The price paid of approximately $1.4 million is net of conservation easements sold to The Nature Conservancy and includes existing residences. One of these easements provides for 110 acres to be set aside in perpetuity for a garter snake preserve while utilizing the area for dairy wastewater treatment. The second easement requires that 473 acres be used for agriculture in perpetuity provided that 60 acres are set aside for permanent agricultural facilities including agricultural residences. The land is considered to be immediately organically certifiable and the environmental permits have already been granted to the Company.

                                    EXHIBITS

EXHIBIT
 NUMBER               DESCRIPTION OF DOCUMENT
 ------               -----------------------
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

10.17++++     Horizon Organic Holding Corporation Dairy Business Agreement by
              and among Horizon Organic Holding Corporation, H.P. Hood Inc. and
              The Organic Cow L.L.C. dated April 30, 1999.

10.18*        Amended and Restated Employment Agreement, effective November 29,
              1999, between Company and Charles F. Marcy.

21.1+         Statement re: subsidiaries of the Company.

23.1          Consent of KPMG LLP.

24.1 Power of Attorney. Reference is made to the signature page contained herein.

27.1          Financial Data Schedule.

          EXHIBIT
          NUMBER                      DESCRIPTION OF DOCUMENT
          ------                      ------------------------
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

+++Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-64905.

++++Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

* Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

b)     REPORTS ON FORM 8-K
       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

     HORIZON ORGANIC HOLDING CORPORATION

     By: /s/ CHARLES F. MARCY
         -----------------------------------------
         Charles F. Marcy
         PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles F. Marcy and Don J. Gaidano, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                          TITLE                              DATE
      /s/ THOMAS D. MCCLOSKEY, JR.          Chairman of the Board of Directors                    March 30, 2000
-----------------------------------------
        THOMAS D. MCCLOSKEY, JR.


          /s/ CHARLES F. MARCY              President, Chief Executive Officer, Director          March 30, 2000
-----------------------------------------      (PRINCIPAL EXECUTIVE OFFICER)
            CHARLES F. MARCY


           /s/ DON J. GAIDANO               Vice President, Finance & Administration              March 30, 2000
-----------------------------------------      Chief Financial Officer, and Treasurer
             DON J. GAIDANO                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

SIGNATURE                                                          TITLE                              DATE
           /s/ PAUL B. REPETTO                   Director                                        March 30, 2000
-----------------------------------------
             PAUL B. REPETTO


          /s/ MARK A. RETZLOFF              Senior Vice President, Corporate Development,         March 30, 2000
-----------------------------------------      Director
            MARK A. RETZLOFF


         /s/ MARCUS B. PEPERZAK             Director                                             March 30, 2000
-----------------------------------------
           MARCUS B. PEPERZAK


         /s/ BARNET M. FEINBLUM             Director                                             March 30, 2000
-----------------------------------------
           BARNET M. FEINBLUM


         /s/ CLARK R. MANDIGO II            Director                                             March 30, 2000
-----------------------------------------
           CLARK R. MANDIGO II


         /s/ RICHARD L. ROBINSON            Director                                             March 30, 2000
-----------------------------------------
           RICHARD L. ROBINSON


           /s/ G. IRWIN GORDON              Director                                             March 30, 2000
-----------------------------------------
             G. IRWIN GORDON

          /S/ MICHELLE GOOLSBY              Director                                             March 30, 2000
-----------------------------------------
            MICHELLE GOOLSBY