Form 10-Q
period 2000-03-31
HORIZON ORGANIC HOLDING CORP
filed 2000-05-15
CIK 1041255

--------------------------------------------------------------------------------


                    ---------------------------------------



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                               -----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                               -----------------

                         Commission File No. 000-24337

                      Horizon Organic Holding Corporation
                           (a Delaware Corporation)

               I.R.S. Employer Identification Number 84-1405007
                               6311 Horizon Lane
                           Longmont, Colorado 80503
                                (303) 530-2711



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes X . No   .
                                            ---    ---

     As of April 30, 2000, the registrant had outstanding 9,776,423 shares of its common stock, $.001 par value per share.


--------------------------------------------------------------------------------

                      HORIZON ORGANIC HOLDING CORPORATION

                                   Form 10-Q

                               Table of Contents


                                                                                           Page No.
                                                                                          ---------
                                 PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements
              Consolidated Balance Sheets...............................................       3
              Consolidated Statements of Operations and Comprehensive Income............       4
              Consolidated Statements of Cash Flows.....................................       5
              Notes to Consolidated Financial Statements................................       6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................       8

                                     PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..........................................      10

SIGNATURE...............................................................................      11

                        PART I - FINANCIAL INFORMATION

Item 1. Financials Statements
-----------------------------

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            as of March 31, 2000 (unaudited) and December 31, 1999
                     (in thousands, except share amounts)

                                    ASSETS
                                                                                            March 31            December 31
                                                                                              2000                 1999
                                                                                              ----                 ----
Current Assets:
   Cash and cash equivalents.........................................................     $        847          $      3,693
   Marketable securities.............................................................            4,969                 8,218
   Trade accounts receivable, net....................................................           10,813                10,168
   Inventories.......................................................................           10,877                 8,935
   Deferred income tax assets........................................................              334                   334
   Other current assets..............................................................            1,289                 1,313
                                                                                          ------------          ------------
       Total current assets..........................................................           29,129                32,661
Property, Equipment and Cattle
   Cattle, net.......................................................................           13,446                12,737
   Property and equipment, net.......................................................           19,867                18,076
                                                                                          ------------          ------------
       Total property, equipment and cattle..........................................           33,313                30,813
Other Assets:
   Intangible assets, net............................................................           20,247                20,651
   Other assets, net.................................................................              584                   487
                                                                                          ------------          ------------
       Total other assets............................................................           20,831                21,138
           Total Assets..............................................................     $     83,273          $     84,612
                                                                                          ============          ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable............................................................     $      6,179          $      7,756
   Current portion of long-term debt.................................................            2,323                 2,323
   Other accrued expenses............................................................            4,019                 4,016
   Income taxes payable..............................................................              175                   130

       Total current liabilities.....................................................           12,696                14,225
Long-Term Liabilities:
   Long-term debt, less current portion and other accrued liabilities................           11,153                11,337
   Deferred income tax liabilities...................................................            1,144                 1,162
                                                                                          ------------          ------------
       Total long-term liabilities...................................................           12,297                12,499

           Total liabilities.........................................................           24,993                26,724
Stockholders' Equity:
   Preferred stock, $.001 par value, authorized 2,000,000 shares; no shares issued
       or outstanding................................................................              ---                   ---
   Common stock, $.001 par value, authorized 30,000,000 and 8,000,000 shares, issued
    and outstanding 9,776,339 and 9,743,659 shares in 2000 and 1999, respectively....               10                    10

   Additional paid-in capital........................................................           58,478                58,392
   Accumulated other comprehensive loss - foreign currency translation adjustment....              (32)                  (31)
   Accumulated deficit...............................................................             (176)                 (483)
                                                                                          ------------          ------------

       Total stockholders' equity....................................................           58,280                57,888
           Total Liabilities and Stockholders' Equity................................     $     83,273          $     84,612
                                                                                          ============          ============



   See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              for the three months ended March 31, 2000 and 1999
                   (in thousands, except per share amounts)

                                  (unaudited)


                                                                                        2000                  1999
                                                                                        ----                  ----
Net sales.....................................................................      $    26,336           $    16,423
Cost of sales.................................................................           17,935                10,901
   Gross profit...............................................................            8,401                 5,522
                                                                                    -----------           -----------
Operating expenses:
   Selling....................................................................            5,443                 3,584
   General and administrative.................................................            2,321                 1,284

     Total operating expenses.................................................            7,765                 4,868
Operating income..............................................................              636                   654
                                                                                    -----------           -----------
Other income (expense):
   Interest income (expense)..................................................             (116)                  182
     Total other income (expense).............................................             (116)                  182
                                                                                    -----------           -----------
     Income before income taxes...............................................              520                   836
Income tax expense............................................................             (213)                 (334)
                                                                                    -----------           -----------
     Net income...............................................................      $       307           $       502
                                                                                    ===========           ===========
Income per basic and diluted share -
   net income per share.......................................................      $       .03           $       .05
                                                                                    ===========           ===========
   Weighted average shares outstanding, basic.................................            9,753                 9,666
   Weighted average shares outstanding, diluted...............................           10,025                10,099

Comprehensive Income:
   Net income.................................................................              307                   502
   Impact of foreign currency translation adjustment..........................               (1)                    -
                                                                                    -----------           -----------
   Comprehensive Income.......................................................              306                   502
                                                                                    ===========           ===========



  See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 2000 and 1999
                                (in thousands)
                                  (unaudited)

                                                                                           2000                   1999
                                                                                           ----                   ----
Net cash (used in) provided by operating activities.............................          $(1,885)               $ 1,300

Cash flows from investing activities:
   Sale (Purchases) of marketable securities, net...............................            3,249                 (3,453)
   Purchases of equipment.......................................................           (2,172)                  (688)
   Purchases and costs of cattle................................................           (2,361)                  (976)
   Proceeds from equipment sales................................................                1                     47
   Proceeds from cattle sales...................................................              543                    213
   Other, net...................................................................             (118)                   (56)
                                                                                          -------                -------
       Net cash used in investing activities....................................             (858)                (4,913)
                                                                                          -------                -------
Cash flows from financing activities:
   Repayments of long-term debt, other than lines of credit.....................             (184)                  (184)
   Proceeds from the exercise of warrants.......................................               28                    137
   Proceeds from the exercise of options........................................               53                     29
                                                                                          -------                -------
       Net cash used in financing activities....................................             (103)                   (18)
                                                                                          -------                -------
Net of decrease in cash and cash equivalents....................................           (2,846)                (3,631)
Cash and cash equivalents at beginning of period................................            3,693                 14,384
                                                                                          -------                -------
Cash and cash equivalents at end of period......................................          $   847                $10,753
                                                                                          =======                =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.....................................          $    86                $    85
                                                                                          =======                =======
   Cash paid during the period for income taxes.................................          $     0                $   115
                                                                                          =======                =======

Non-cash investing and financing activities -
   common stock issued to directors.............................................          $     5                $     9
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

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)
                     (in thousands, except share amounts)


1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.   Translation of Foreign Currencies

     The accounts of the Company's subsidiary in the United Kingdom are measured using the local currency which has been designated as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenue and expenses are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in stockholders' equity.

3.   Acquisition of Rachels Dairy, Ltd.

     In April 1999, the Company acquired all the assets and liabilities of Rachels Dairy, Ltd. ("Rachels"), a United Kingdom company for $2.4 million in cash plus acquisition costs of $.4 million. The excess of cost over the fair value of acquired net assets of $2.5 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Rachels as if the acquisition had occurred at the beginning of 1999, after giving effect to certain adjustments including amortization of goodwill and income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Rachels constituted a single entity during such periods.


                                           Three months ended
                                                March 31,
                                           ------------------
                                                 1999
                                              ------------

Net sales                                           17,629
                                              ============
Net income                                             521
                                              ============
Net income per basic share                             .05
                                              ============
Net Income per diluted share                           .05
                                              ============

4.   Reportable Segments

     The Company has three segments of business, the marketing company, the dairy farm operations and the international operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an inter-company transfer price that approximates fair value. International represents the operation in the United Kingdom that was acquired in the second quarter of 1999. The following table sets forth selected segment data for the periods ended March 31, 2000 and 1999:


                                                        Three months ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    -----------   ------------
  Sales by Segment
    Marketing                                       $    24,796         16,423
    Dairy farm operations                                 6,192          4,754
    International                                         1,540              -
                                                    -----------   ------------
         Total net sales                                 32,528         21,177
    Intersegment sales                                   (6,192)        (4,754)
                                                    -----------   ------------
         Net sales                                  $    26,336         16,423
                                                    ===========   ============

  Income (loss) from Operations
    Marketing                                       $      (196)           399
    Dairy farm operations                                   804            255
    International                                            28              -
                                                    -----------   ------------
         Income from operations                             636            654
    Interest and other income (expense), net               (116)           182
                                                    -----------   ------------
         Income before income taxes                 $       520            836
                                                    ===========   ============

5.   Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents are calculated using the treasury stock method. The following table sets forth the calculation of earnings per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                           2000             1999
                                                                                       ------------     ------------
  Net income                                                                           $        307              502
  Common and common equivalent shares outstanding:
    Historical common shares outstanding at beginning of period                               9,743            9,656
    Weighted average common shares issued during period                                          10               10
                                                                                       ------------     ------------
    Weighted average common shares  - basic                                                   9,753            9,666
    Weighted average common equivalent shares during period                                     272              433
                                                                                       ------------     ------------
    Weighted average common shares - diluted                                                 10,025           10,099
                                                                                       ============     ============
  Net income per basic share                                                           $        .03              .05
                                                                                       ============     ============
  Net income per diluted share                                                         $        .03              .05
                                                                                       ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1999. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors, including uncertainties related to the charges the Company is required to pay as a result of government regulation. These factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, under the headings "Risk Factors - Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Marketing Order Program." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

     Net Sales. Net sales for the three months ended March 31, 2000 were $26.3 million, an increase of $9.9 million, or 60%, from $16.4 million for the comparable period in 1999. This increase was due to the acquisition of The Organic Cow brand in the northeast U.S. and Rachels Dairy, Ltd. ("Rachels Dairy") in the United Kingdom, as well as, increased sales of existing products to existing accounts, continued development of conventional grocery food channels, and the introduction of several new products, including organic citrus juices in 1999.

     Gross Profit. Gross profit for the three months ended March 31, 2000 was $8.4 million, an increase of $2.9 million, or 53%, from $5.5 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 31.9% from 33.6%. This decrease was due primarily to lower margins associated with the production of ultra pasteurized milk and higher costs of farm milk in the eastern United States.

     Selling Expenses. Selling expenses for the three months ended March 31, 2000 were $5.4 million, an increase of $1.8 million, or 50%, from $3.6 million for the comparable period in 1999. As a percentage of net sales, selling expenses decreased to 20.7% from 21.8%. The decrease in selling expenses as a percentage of net sales was due primarily to increased leverage of selling expenses over a larger revenue base, offset by increased logistics costs for expanded distribution.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 were $2.3 million, an increase of $1.0 million, or 77%, from $1.3 million during the comparable period in 1999. As a percentage of net sales, general and administrative expenses increased to 8.8% from 7.8%. This increase was due primarily to increased amortization of intangible assets and increased costs associated with development of the corporate infrastructure needed to support the Company's growth.

     Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2000 was an expense of $116,000 compared to income of $182,000 during the comparable period in 1999. This change was due to a reduced cash position as a result of the acquisitions of The Organic Cow, Rachels Dairy, and other capital expenditures.


Liquidity and Capital Resources

     Cash Provided by (Used in) Operations. Cash used in operations during the three months ended March 31, 2000 was $1.9 million, an increase of $3.2 million from cash provided by operations of $1.3 million during the comparable period in 1999. The increase in cash used in operations was due primarily to increased trade accounts receivable and inventories and a decrease in accounts payable.

     Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2000 totaled $858,000, compared to $4.9 million for the corresponding period in 1999. The decrease was due primarily to the use of cash from the sale of marketable securities in operations and for the purchases of cattle and equipment for the Company's dairy farms during the first quarter of 2000.

     Cash Used in Financing Activities. Cash used in financing activities during the three months ended March 31, 2000 totaled $103,000, compared to $18,000 used in financing activities for the corresponding period in 1999. This increase was due primarily to decreased proceeds from the exercise of outstanding stock warrants.

     Company management believes that cash and cash equivalents, funds generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

     Long-term Debt. The Company has a revolving line of credit with U.S. Bank with a maximum borrowing capacity of $20 million, interest at prime less .25%, secured by substantially all the assets of the Company, and due June 30, 2000. The revolving line of credit contains certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial conditions. There were no amounts outstanding under the line of credit at March 31, 2000. The Company is in the process of extending the terms of the line of credit.

     Also, in conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in 4 annual installments with final maturity in 2003.

                          PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

Exhibits

Exhibit 27.1  Financial Data Schedule


Reports on Form 8-K

During the period ending March 31, 2000, the Company, filed two reports on Form 8-K. The first Form 8-K was dated January 21, 2000, and reported the Company's comments on anticipated fiscal 1999 fourth quarter and year-end financial results, which included information that the Company's 1999 fourth quarter earnings were to be lower than expected. The second Form 8-K was dated February 7, 2000 and reported that the Company's 1999 year end sales were 72% higher than they were in 1998 and that the Company had posted record sales and profits in fiscal 1999. The February 7, 2000 Form 8-K included a partial income statement and selected balance sheet data, comparing fourth quarter 1998 to fourth quarter 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HORIZON ORGANIC HOLDING CORPORATION



Date:  May 10, 2000         /s/ Don J. Gaidano
                            ----------------------------------------------------
                            Don J. Gaidano
                            Vice President, Finance and Administration, Chief
                            Financial Officer, Treasurer and Assistant Secretary
                            (principal financial and accounting officer of the
                            Company)