Form 10-Q
period 2000-06-30
HORIZON ORGANIC HOLDING CORP
filed 2000-08-11
CIK 1041255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


         As of July 31, 2000, the registrant had outstanding 9,783,839 shares of its common stock, $.001 par value per share.

                       HORIZON ORGANIC HOLDING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets........................................................         3
         Consolidated Statements of Operations and Comprehensive Income ....................       4-5
         Consolidated Statements of Cash Flows..............................................         6
         Notes to Consolidated Financial Statements.........................................       7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................     10-12

                  PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................................        13
Item 6.  Exhibits and Reports on Form 8-K...................................................        13

SIGNATURE...................................................................................        14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIALS STATEMENTS

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                              2000              1999
                                                                                            ---------         ---------
Current Assets:
     Cash and cash equivalents .....................................................        $   2,692         $   3,693
     Marketable securities .........................................................               --             8,218
     Trade accounts receivable, net ................................................           17,455            10,168
     Inventories ...................................................................           16,347             8,935
     Deferred income tax assets ....................................................              334               334
     Other current assets ..........................................................            1,782             1,313
                                                                                            ---------         ---------
         Total current assets ......................................................           38,610            32,661

Property, Equipment and Cattle
     Cattle, net ...................................................................           13,802            12,737
     Property and equipment, net ...................................................           22,013            18,076
                                                                                            ---------         ---------
         Total property, equipment and cattle ......................................           35,815            30,813

Other Assets:
     Intangible assets, net ........................................................           46,306            20,651
     Other assets, net .............................................................              921               487
                                                                                            ---------         ---------
         Total other assets ........................................................           47,227            21,138
                                                                                            ---------         ---------
              Total Assets .........................................................        $ 121,652         $  84,612
                                                                                            =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade accounts payable ........................................................        $  12,132         $   7,756
     Current portion of long-term debt .............................................            4,924             2,323
     Other accrued expenses ........................................................            7,444             4,016
     Income taxes payable ..........................................................              442               130
                                                                                            ---------         ---------
         Total current liabilities .................................................           24,942            14,225

Long-Term Liabilities:
     Long-term debt, less current portion and other accrued liabilities ............           36,780            11,337
     Deferred income tax liabilities ...............................................            1,139             1,162
                                                                                            ---------         ---------
         Total long-term liabilities ...............................................           37,919            12,499
                                                                                            ---------         ---------
              Total liabilities ....................................................           62,861            26,724

Stockholders' Equity:
     Preferred stock, $.001 par value, authorized 2,000,000 shares; no shares issued
         or outstanding ............................................................               --                --
     Common stock, $.001 par value, authorized 30,000,000 shares, issued and
         outstanding; 9,786,189 and 9,743,659 shares in 2000 and 1999, respectively                10                10
     Additional paid-in capital ....................................................           58,543            58,392
     Accumulated other comprehensive loss - cumulative foreign currency
         translation adjustment ....................................................             (100)              (31)
     Retained earnings (deficit) ...................................................              338              (483)
                                                                                            ---------         ---------
         Total stockholders' equity ................................................           58,791            57,888
                                                                                            ---------         ---------
              Total Liabilities and Stockholders' Equity ...........................        $ 121,652         $  84,612
                                                                                            =========         =========

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                 2000            1999
                                                               --------         --------
Net sales .............................................        $ 29,692         $ 20,590
Cost of sales .........................................          19,463           13,358
                                                               --------         --------
      Gross profit ....................................          10,229            7,232
                                                               --------         --------
Operating expenses:
      Selling .........................................           6,370            4,357
      General and administrative ......................           2,600            1,749
                                                               --------         --------
         Total operating expenses .....................           8,970            6,106
                                                               --------         --------
Operating income ......................................           1,259            1,126
                                                               --------         --------
Other income (expense):
      Interest income (expense), net ..................            (385)              24
      Other expense, net...............................             (15)             (40)
                                                               --------         --------
         Total other expense ..........................            (400)             (16)
                                                               --------         --------
         Income before income taxes ...................             859            1,110

Income tax expense ....................................            (345)            (444)
                                                               --------         --------
         Net income ...................................        $    514         $    666
                                                               ========         ========
Basic and diluted earnings per share ..................        $    .05         $    .07
                                                               ========         ========
      Weighted average shares outstanding, basic ......           9,777            9,692
      Weighted average shares outstanding, diluted ....          10,048           10,129

Comprehensive Income:
      Net income ......................................        $    514         $    666
      Foreign currency translation adjustment .........             (68)              23
                                                               --------         --------
         Comprehensive Income .........................        $    446         $    689
                                                               ========         ========

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                 2000            1999
                                                               --------         --------
Net sales .............................................        $ 56,027         $ 37,013
Cost of sales .........................................          37,397           24,259
                                                               --------         --------
      Gross profit ....................................          18,630           12,754
                                                               --------         --------
Operating expenses:
      Selling .........................................          11,813            7,941
      General and administrative ......................           4,921            3,033
                                                               --------         --------
         Total operating expenses .....................          16,734           10,974
                                                               --------         --------
Operating income ......................................           1,896            1,780
                                                               --------         --------
Other income (expense):
      Interest income (expense), net ..................            (491)             244
      Other expense, net ..............................             (25)             (78)
                                                               --------         --------
         Total other income (expense) .................            (516)             166
                                                               --------         --------
         Income before income taxes ...................           1,380            1,946

Income tax expense ....................................            (559)            (778)
                                                               --------         --------
         Net income ...................................        $    821         $  1,168
                                                               ========         ========
Basic and diluted earnings per share ..................        $    .08         $    .12
                                                               ========         ========
      Weighted average shares outstanding, basic ......           9,765            9,679
      Weighted average shares outstanding, diluted ....          10,037           10,116

Comprehensive Income:
      Net income ......................................        $    821         $  1,168
      Foreign currency translation adjustment .........             (69)              23
                                                               --------         --------
         Comprehensive Income .........................        $    752         $  1,191
                                                               ========         ========

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          2000             1999
                                                                                        --------         --------
Net cash (used in) provided by operating activities ............................        $ (3,302)        $  1,858

Cash flows from investing activities:
      Payments for acquisitions, net of cash acquired of $32 ...................         (27,319)          (5,592)
      Sale (purchases) of marketable securities, net ...........................           8,218           (2,610)
      Purchases of equipment ...................................................          (3,197)          (1,308)
      Purchases and costs of cattle ............................................          (4,826)          (3,050)
      Proceeds from equipment sales ............................................              10               54
      Proceeds from cattle sales ...............................................           1,663              616
      Other, net ...............................................................            (104)             (60)
                                                                                        --------         --------
         Net cash used in investing activities .................................         (25,555)         (11,950)
                                                                                        --------         --------
Cash flows from financing activities:
      Repayments of long-term debt, other than lines of credit .................          (2,263)            (815)
      Proceeds from long-term debt .............................................          25,000               --
      Proceeds from long-term line of credit ...................................           5,275               --
      Proceeds from the exercise of warrants ...................................              28              137
      Proceeds from the issuance of stock under ESPP ...........................              58               55
      Proceeds from the exercise of options ....................................              53               29
                                                                                        --------         --------
         Net cash provided by (used in) financing activities ...................          28,151             (594)
                                                                                        --------         --------
Effect of exchange rate changes on cash ........................................            (295)              24

Net decrease in cash and cash equivalents ......................................          (1,001)         (10,662)
Cash and cash equivalents at beginning of period ...............................           3,693           14,384
                                                                                        --------         --------
Cash and cash equivalents at end of period .....................................        $  2,692         $  3,722
                                                                                        ========         ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest .................................        $    819         $     85
      Cash paid during the period for income taxes .............................        $     11         $    522

Non-cash investing and financing activities -
      Note issued for acquisition ..............................................        $     --         $  8,514
      Common stock issued to directors .........................................        $     12         $     17

      Acquisition of Rachels Dairy Ltd.  Assets acquired and liabilities assumed were as follows:
                    Fair value of assets acquired ..............................        $     --         $  4,511
                    Cash paid for common stock .................................              --           (2,802)
                    Debt assumed ...............................................              --             (947)
                                                                                        --------         --------
                          Liabilities assumed ..................................        $     --         $    762
                                                                                        ========         ========
      Acquisition of Meadow Farms and Organic Matters.  Assets acquired and liabilities assumed were as follows:
                     Fair value of assets acquired .............................        $ 32,795         $     --
                     Cash paid for common stock ................................          27,319               --
                                                                                        --------         --------
                            Liabilities assumed ................................        $  5,476         $     --
                                                                                        ========         ========

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. TRANSLATION OF FOREIGN CURRENCIES

         The accounts of the Company's subsidiaries in the United Kingdom are measured using the local currency, which has been designated as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenue and expenses are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in stockholders' equity.

3. ACQUISITIONS

         In April 1999, the Company acquired all of the assets and liabilities of Rachel's Dairy, Limited. ("Rachels"), a private company incorporated in England and Wales, for approximately $2.4 million in cash plus acquisition costs of $.4 million. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.5 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. The results of operations of Rachels has been included in the Company's consolidated statement of operations beginning April 1, 1999.

         Also on June 1, 2000, the Company acquired all of the outstanding and issued stock of Meadow Farms Limited ("Meadow Farms"), a private company incorporated in England and Wales, for approximately $23.9 million in cash plus acquisition costs of approximately $1.3 million. The acquisition included Meadow Farm's wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of approximately $24.2 million is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years. The Meadow Farms acquisition was financed with a $25 million Senior Secured Term Note. Operating results of Meadow Farms has been included in the Company's consolidated statement of operations beginning June 1, 2000.

         On June 1, 2000, the Company acquired all of the outstanding and issued stock of Organic Matters Limited ("Organic Matters"), a private company incorporated in England and Wales, for approximately $2.1 million in cash. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.1 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. Operating results of Organic Matters has been included in the Company's consolidated statement of operations beginning June 1, 2000.

         The following unaudited pro forma financial information presents the combined results of operations of the Company, Rachels and Meadow Farms as if the acquisitions had occurred at the beginning of 1999, after giving effect to certain adjustments including amortization of goodwill and income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Rachels and Meadow Farms constituted a single entity during such periods.

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
         (unaudited, dollars in thousands)                             JUNE 30,                      JUNE 30,
                                                               -------------------------      ------------------------
                                                                 2000           1999            2000          1999
                                                               ----------    -----------      ----------    ----------
         Net sales                                             $   34,396         20,590      $   67,787        38,219
                                                               ==========    ===========      ==========    ==========
         Net income                                            $      243            666      $      144         1,187
                                                               ==========    ===========      ==========    ==========
         Net income per basic and diluted share                $      .02            .12      $      .01           .07
                                                               ==========    ===========      ==========    ==========


4.       LONG-TERM DEBT

         The Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition. The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.15% at June 30, 2000) with quarterly principal and interest payments. The Company also increased its credit line facility with US Bank from $20.0 million to $25.0 million. The credit line has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.15% at June 30, 2000). At June 30, 2000, the Company has borrowed $5.3 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit of $6.5 million. Total availability under the line of credit is $13.2 million. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

5.       REPORTABLE SEGMENTS

         The Company has three segments of business, the marketing company, the dairy farm operations and the international operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an inter-company transfer price that approximates fair value. International represents the operations in the United Kingdom that were acquired in the second quarter of 1999 and in June 2000. The following table sets forth selected segment data for the three and six months ended June 30, 2000 and 1999:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                           -------------------------         -------------------------
                                                             2000             1999             2000             1999
                                                           --------         --------         --------         --------
         SALES BY SEGMENT
           Marketing                                       $ 25,601           19,150         $ 50,396           35,573
           Dairy farm operations                              6,862            5,083           13,054            9,837
           International                                      4,091            1,440            5,631            1,440
                                                           --------         --------         --------         --------
                Total net sales                              36,554           25,673           69,081           46,850
           Intersegment sales                                (6,862)          (5,083)         (13,054)          (9,837)
                                                           --------         --------         --------         --------
                Net sales                                  $ 29,692           20,590         $ 56,027           37,013
                                                           ========         ========         ========         ========
         INCOME (LOSS) FROM OPERATIONS
           Marketing                                       $   (107)             402         $   (302)             801
           Dairy farm operations                              1,167              594            1,971              849
           International                                        199              130              227              130
                                                           --------         --------         --------         --------
                Income from operations                        1,259            1,126            1,896            1,780
           Interest and other income (expense), net            (400)             (16)            (516)             166
                                                           --------         --------         --------         --------
                Income before income taxes                 $    859            1,110         $  1,380            1,946
                                                           ========         ========         ========         ========

The following table sets forth selected segment data as of June 30, 2000 and December 31, 1999:

                                                                   JUNE 30,        DECEMBER 31,
                                                                     2000             1999
         TOTAL ASSETS BY SEGMENT
           Marketing                                              $ 109,182         $  79,623
           Dairy farm operations                                     40,834            38,471
           International                                             39,601             4,764
                                                                  ---------         ---------
                Total assets including intersegment assets          189,617           122,858
           Intersegment assets                                      (67,965)          (38,246)
                                                                  ---------         ---------
                Total assets                                      $ 121,652         $  84,612
                                                                  =========         =========


6.       EARNINGS PER SHARE

         Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents are calculated using the treasury stock method. Excluded from the dilutive calculation is 188,750 options outstanding as antidilutive. The following table sets forth the calculation of earnings per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                 ----------------------        ----------------------
                                                                  2000           1999           2000           1999
                                                                 -------        -------        -------        -------
         Net income                                              $   514            666        $   821          1,168
         Common and common equivalent shares outstanding:
           Historical common shares outstanding
                 at beginning of period                            9,776          9,692          9,744          9,656
           Weighted average common equivalent shares
                 Issued during period                                  1             --             21             23
                                                                 -------        -------        -------        -------
           Weighted average common shares  - basic                 9,777          9,692          9,765          9,679
           Weighted average common equivalent
                 shares outstanding during period                    271            437            272            437
                                                                 -------        -------        -------        -------
           Weighted average common shares - diluted               10,048         10,129         10,037         10,116
         Net income per basic and diluted share                  $   .05            .07        $   .08            .12
                                                                 =======        =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors, including uncertainties related to the charges the Company is required to pay as a result of government regulation. These factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, under the headings "Risk Factors - Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Marketing Order Program." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         NET SALES. Net sales for the three months ended June 30, 2000 were $29.7 million, an increase of $9.1 million, or 44%, from $20.6 million for the comparable period in 1999. This increase was primarily due to the increased sales of existing products to existing accounts and the continued development of conventional grocery food channels. Also, this increase was partially due to the June operations from the Meadow Farms and Organic Matters acquisitions in the United Kingdom in addition to three months of operations in 2000 for The Organic Cow brand in the northeastern U.S. and Rachels Dairy, Limited ("Rachels") in the United Kingdom compared to only two months in 1999.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2000 was $10.2 million, an increase of $3.0 million, or 42%, from $7.2 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 34.5% from 35.1%. This decrease in gross profit as a percentage of net sales was due primarily to lower margins on and higher sales of ultra pasteurized milk and higher costs of farm milk in the eastern United States.

         SELLING EXPENSES. Selling expenses for the three months ended June 30, 2000 were $6.4 million, an increase of $2.0 million, or 45%, from $4.4 million for the comparable period in 1999. As a percentage of net sales, selling expenses increased to 21.5% from 21.2%. This increase in selling expenses was primarily due to increased delivery.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2000 were $2.6 million, an increase of $.9 million, or 53%, from $1.7 million during the comparable period in 1999. As a percentage of net sales, general and administrative expenses increased to 8.8% from 8.5%. This increase was due to increased amortization of intangible assets.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net for the three months ended June 30, 2000 was an expense of $400,000 compared to expense of $16,000 during the comparable period in 1999. This change was due to a reduced cash position as a result of the acquisitions of The Organic Cow, Rachels, Meadow Farms, Organic Matters and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company's line of credit.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         NET SALES. Net sales for the six months ended June 30, 2000 were $56.0 million, an increase of $19.0 million, or 51%, from $37.0 million for the comparable period in 1999. This increase was primarily due to the increased sales of existing products to existing accounts and the continued development of conventional grocery food channels. Also, this increase was due in part to the acquisition of The Organic Cow brand in the northeastern U.S. and the acquisitions of Rachels, Meadow Farms and Organic Matters in the United Kingdom.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $18.6 million, an increase of $5.9 million, or 46%, from $12.7 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 33.3% from 34.5%. This decrease in gross profit as a percentage of net sales was due primarily to lower margins on and higher sales of ultra pasteurized milk and higher costs of farm milk in the eastern United States.

         SELLING EXPENSES. Selling expenses for the six months ended June 30, 2000 were $11.8 million, an increase of $3.9 million, or 49%, from $7.9 million for the comparable period in 1999. As a percentage of net sales, selling expenses decreased to 21.1% from 21.5%. The decrease in selling expenses as a percentage of net sales was due primarily to increased leverage of selling expenses over a larger revenue base, offset by increased logistics costs for expanded distribution.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000 were $4.9 million, an increase of $1.9 million, or 63%, from $3.0 million during the comparable period in 1999. As a percentage of net sales, general and administrative expenses increased to 8.8% from 8.2%. This increase was due primarily to costs associated with establishing international operations including amortization of intangible assets.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net for the six months ended June 30, 2000 was an expense of $516,000 compared to income of $166,000 during the comparable period in 1999. This change was due to a reduced cash position as a result of the acquisitions of The Organic Cow, Rachels, Meadow Farms, Organic Matters and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         CASH PROVIDED BY (USED IN) OPERATIONS. Cash used in operations during the six months ended June 30, 2000 was $3.3 million, an increase of $5.2 million from cash provided by operations of $1.9 million during the comparable period in 1999. The increase in cash used in operations was due primarily to increased trade accounts receivable and inventories.

         CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities during the six months ended June 30, 2000 totaled $25.6 million, compared to $11.9 million for the corresponding period in 1999. The increase was due primarily to the acquisitions of Meadow Farms and Organic Matters in the United Kingdom.

         CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities during the six months ended June 30, 2000 totaled $28.2 million, compared to $.6 million used in financing activities for the corresponding period in 1999. This increase was primarily due to the Company entering into a $25.0 million term loan with US Bank to finance the Meadow Farms acquisition. Additionally, the Company began to utilize its line of credit with US Bank for operating needs.

         Company management believes that cash and cash equivalents, funds generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

         LONG-TERM DEBT. The Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition. The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.15% at June 30, 2000) with quarterly principal and interest payments. The Company also increased its credit line facility with US Bank from $20.0 million to $25.0 million. The credit line has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.15% at June 30, 2000). At June 30, 2000, the Company has borrowed $5.3 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit, which at June 30, 2000, were $6.5 million primarily associated with The Organic Cow acquisition as discussed below. Total availability under the line of credit is $13.2 million at June 30, 2000. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

         In conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in four annual installments with a final maturity in 2003. At June 30, 2000, the balance of the note was $6.5 million and reduces the availability of the line of credit with US Bank as noted above.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A)       The Company held its Annual Meeting of Stockholders on Tuesday,
         May 16, 2000.

B)       No response is required.

C) In addition to electing directors, the stockholders also voted on the following issues at the Annual Meeting:

         1) Ratification of the selection of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. 7,695,254 votes were cast for this resolution and there were no votes against or withheld, no stockholders abstained and there were no Broker Non-votes.

         2) Approval of the amendment to the Company's 1998 Equity Incentive Plan to increase the number of shares available for issuance under the Plan by 750,000 shares, to an aggregate of 1,500,000 shares. 7,695,254 votes were cast for this resolution and there were no votes against or withheld, no stockholders abstained and there were no Broker Non-votes.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

  3.1+     Amended and Restated Certificate of Incorporation
  3.2+     Amended and Restated Bylaws of the Company
  4.1+     Reference is made to Exhibits 3.1 and 3.2
  4.2+     Specimen Stock Certificate representing shares of common stock of the Company
 10.1++    Share Sale Agreement dated May 31, 2000
 27.1      Financial Data Schedule


Exhibits identified above are incorporated by reference as follows:
+ Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-51465
++  Incorporated by reference to the Registrant's 8-K dated June 1, 2000

(b)  REPORTS ON FORM 8-K

During the period ending June 30, 2000, the Company, filed one report on Form 8-K filed June 15, 2000. The Form 8-K reported the Company's acquisition, through a wholly owned subsidiary, of all of the outstanding and issued stock of Meadow Farms Limited. Meadow Farms Limited is a private company incorporated in England and Wales, and is based in Devon, England. Meadow Farms Limited is a leading processor and supplier of organic fluid milk in the United Kingdom. The Form 8-K did not include any financial statements.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HORIZON ORGANIC HOLDING CORPORATION



Date:  August 11, 2000                    /s/ Thomas P. Briggs
                                         --------------------------------
                                         Thomas P. Briggs
                                         Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer, Treasurer and Assistant
                                         Secretary (principal financial
                                         and accounting officer of the
                                         Company)