Form 10-Q
period 2000-09-30
HORIZON ORGANIC HOLDING CORP
filed 2000-11-14
CIK 1041255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes /X/   No / /.

     As of October 31, 2000, the registrant had outstanding 9,835,883 shares of its common stock, $.001 par value per share.

                       HORIZON ORGANIC HOLDING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets............................................  3
         Consolidated Statements of Operations and Comprehensive Income (Loss).. 4-5
         Consolidated Statements of Cash Flows..................................  6
         Notes to Consolidated Financial Statements............................. 7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................10-13

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................  14

SIGNATURE.......................................................................  15


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       2000                1999
                                                                   -------------      -------------
Current Assets:
       Cash and cash equivalents ................................    $   4,091          $   3,693
       Marketable securities ....................................         --                8,218
       Trade accounts receivable, net ...........................       15,885             10,168
       Inventories ..............................................       22,891              8,935
       Deferred income tax assets ...............................          334                334
       Other current assets .....................................        2,391              1,313
                                                                     ---------          ---------
            Total current assets ................................       45,592             32,661

Property, Equipment and Cattle
       Cattle, net ..............................................       14,108             12,737
       Property and equipment, net ..............................       23,269             18,076
                                                                     ---------          ---------
            Total property, equipment and cattle ................       37,377             30,813

Other Assets:
       Intangible assets, net ...................................       43,993             20,651
       Other assets, net ........................................          869                487
                                                                     ---------          ---------
            Total other assets ..................................       44,862             21,138
                                                                     ---------          ---------
                  Total Assets ..................................    $ 127,831          $  84,612
                                                                     =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Trade accounts payable ...................................    $  12,352          $   7,756
       Current portion of long-term debt ........................        5,256              2,323
       Other accrued expenses ...................................        6,986              4,016
       Income taxes payable .....................................          189                130
                                                                     ---------          ---------
            Total current liabilities ...........................       24,783             14,225

Long-Term Liabilities:
       Long-term debt, less current portion .....................       42,860             11,337
       Deferred income tax liabilities ..........................        1,768              1,162
                                                                     ---------          ---------
            Total long-term liabilities .........................       44,628             12,499
                                                                     ---------          ---------
                  Total liabilities .............................       69,411             26,724

Stockholders' Equity:
       Preferred stock, $.001 par value,
          authorized 2,000,000 shares; no shares issued
          and outstanding .......................................         --                 --
       Common stock, $.001 par value, authorized
          30,000,000 shares, issued and outstanding;
          9,834,883 and 9,743,659 shares in 2000 and
          1999, respectively ....................................           10                 10
       Additional paid-in capital ...............................       58,721             58,392
       Accumulated other comprehensive loss - cumulative
         foreign currency translation adjustment ................         (926)               (31)
       Retained earnings (deficit) ..............................          615               (483)
                                                                     ---------          ---------
            Total stockholders' equity ..........................       58,420             57,888
                                                                     ---------          ---------
                  Total Liabilities and Stockholders' Equity ....    $ 127,831          $  84,612
                                                                     =========          =========


   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                            2000           1999
                                                          --------       --------
Net sales .............................................   $ 33,392       $ 22,798
Cost of sales .........................................     23,093         14,655
                                                          --------       --------
        Gross profit ..................................     10,299          8,143
                                                          --------       --------
Operating expenses:
        Selling .......................................      5,939          4,887
        General and administrative ....................      2,077          1,544
        Goodwill amortization .........................        824            375
                                                          --------       --------
            Total operating expenses ..................      8,840          6,806
                                                          --------       --------
Operating income ......................................      1,459          1,337
                                                          --------       --------
Other income (expense):
        Interest expense, net .........................       (965)           (31)
        Other expense, net ............................        (40)           (38)
                                                          --------       --------
            Total other expense .......................     (1,005)           (69)
                                                          --------       --------
            Income before income taxes ................        454          1,268

Income tax expense ....................................       (177)          (507)
                                                          --------       --------
            Net income ................................   $    277       $    761
                                                          ========       ========
Basic and diluted earnings per share ..................   $    .03       $    .08
                                                          ========       ========
        Weighted average shares outstanding, basic ....      9,814          9,719
        Weighted average shares outstanding, diluted ..     10,078         10,093

Comprehensive income:
        Net income ....................................   $    277       $    761
        Foreign currency translation adjustment .......       (825)            15
                                                          --------       --------
            Comprehensive income (loss) ...............   $   (548)      $    776
                                                          ========       ========


   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 2000           1999
                                                               --------       --------
Net sales ...................................................  $ 89,419       $ 59,811
Cost of sales ...............................................    60,490         38,914
                                                               --------       --------
        Gross profit ........................................    28,929         20,897
                                                               --------       --------
Operating expenses:
        Selling .............................................    17,752         12,828
        General and administrative ..........................     6,097          4,118
        Goodwill amortization ...............................     1,725            834
                                                               --------       --------
            Total operating expenses ........................    25,574         17,780
                                                               --------       --------
Operating income ............................................     3,355          3,117
                                                               --------       --------
Other income (expense):
        Interest income (expense), net ......................    (1,456)           212
        Other expense, net ..................................       (65)          (115)
                                                               --------       --------
            Total other income (expense) ....................    (1,521)            97
                                                               --------       --------
            Income before income taxes ......................     1,834          3,214

Income tax expense ..........................................      (736)        (1,286)
                                                               --------       --------
            Net income ......................................  $  1,098       $  1,928
                                                               ========       ========
Basic earnings per share ....................................  $    .11       $    .20
                                                               ========       ========
Diluted earnings per share ..................................  $    .11       $    .19
                                                               ========       ========
        Weighted average shares outstanding, basic ..........     9,782          9,692
        Weighted average shares outstanding, diluted ........    10,051         10,084

Comprehensive Income:
        Net income ..........................................  $  1,098       $  1,928
        Impact of foreign currency translation adjustment ...      (895)            38
                                                               --------       --------
            Comprehensive Income ............................  $    203       $  1,966
                                                               ========       ========

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      2000           1999
                                                                    --------       --------
Net cash (used in) provided by operating activities .............   $ (5,582)      $    148

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired of $32 .......    (27,598)        (5,592)
   Sale (purchases) of marketable securities, net ...............      8,218           (656)
   Purchases of land and equipment ..............................     (4,813)        (1,880)
   Purchases and costs of cattle ................................     (6,978)        (6,032)
   Proceeds from equipment sales ................................         18            116
   Proceeds from cattle sales ...................................      2,367          1,601
   Other, net ...................................................       (107)            76
                                                                    --------       --------
      Net cash used in investing activities .....................    (28,893)       (12,367)
                                                                    --------       --------
Cash flows from financing activities:
   Repayments of long-term debt, other than lines of credit .....     (2,804)          (970)
   Proceeds from long-term debt .................................     25,000           --
   Proceeds from long-term line of credit .......................     12,228           --
   Proceeds from the exercise of warrants .......................         28            137
   Proceeds from the issuance of stock under ESPP ...............         58             55
   Proceeds from the exercise of options ........................        231            141
                                                                    --------       --------
      Net cash provided by (used in) financing activities .......     34,741           (637)
                                                                    --------       --------
Effect of exchange rate changes on cash .........................        132           --

Net increase (decrease) in cash and cash equivalents ............        398        (12,856)
Cash and cash equivalents at beginning of period ................      3,693         14,384
                                                                    --------       --------
Cash and cash equivalents at end of period ......................   $  4,091       $  1,528
                                                                    ========       ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest .....................   $  1,664       $    262
   Net Cash paid (received) during the period for income taxes ..   $   (248)      $    863

Non-cash investing and financing activities -
   Note issued for acquisition ..................................   $   --         $  8,451
   Common stock issued to directors .............................   $     17       $     21
   Acquisition of Rachels Dairy Ltd. Assets acquired and
      liabilities assumed were as follows:
         Fair value of assets acquired ..........................   $   --         $  4,511
         Cash paid for common stock .............................       --           (2,802)
         Debt assumed ...........................................       --             (947)
                                                                    --------       --------
            Liabilities assumed .................................   $   --         $    762
                                                                    ========       ========
   Acquisition of Meadow Farms and Organic Matters.
   Assets acquired and liabilities assumed were as follows:
         Fair value of assets acquired ..........................   $ 32,298       $   --
         Cash paid for common stock .............................     27,598           --
                                                                    --------       --------
            Liabilities assumed .................................   $  4,700       $   --
                                                                    ========       ========


   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   TRANSLATION OF FOREIGN CURRENCIES

     The accounts of the Company's subsidiaries in the United Kingdom are measured using the local currency, which has been designated as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenue and expenses are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in comprehensive income (loss) in stockholders' equity.

3.   ACQUISITIONS

     In April 1999, the Company acquired all of the assets and liabilities of Rachel's Dairy Limited. ("Rachels"), a private company incorporated in England and Wales, for approximately $2.4 million in cash plus acquisition costs of $.4 million. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.5 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. The results of operations of Rachels have been included in the Company's consolidated statement of operations beginning April 1, 1999.

     On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms Limited ("Meadow Farms"), a private company incorporated in England and Wales, for approximately $24.0 million in cash plus acquisition costs of approximately $1.5 million. The acquisition included Meadow Farms' wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of approximately $24.0 million is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years. The Meadow Farms acquisition was financed with a $25 million Senior Secured Term Note. Operating results of Meadow Farms have been included in the Company's consolidated statement of operations beginning June 1, 2000.

     Also on June 1, 2000, the Company acquired all of the outstanding and issued common stock of Organic Matters Limited ("Organic Matters"), a private company incorporated in England and Wales, for approximately $2.1 million in cash. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.1 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. Operating results of Organic Matters have been included in the Company's consolidated statement of operations beginning June 1, 2000.

The following unaudited pro forma financial information presents the combined results of operations of the Company, Rachels and Meadow Farms as if the acquisitions had occurred at the beginning of 1999, after giving effect to certain adjustments including amortization of goodwill, interest expense, reduction of milk bonus payments and income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Rachels and Meadow Farms constituted a single entity during such periods.

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
     (unaudited, dollars in thousands)               SEPTEMBER 30,             SEPTEMBER 30,
                                                 --------------------      --------------------
                                                   2000         1999         2000         1999
                                                 --------      ------      --------      ------
     Net sales                                   $ 33,392      28,164      $101,179      74,492
                                                 ========      ======      ========      ======
     Net income                                  $    277         744      $  2,422       1,563
                                                 ========      ======      ========      ======
     Net income per share: basic                 $    .03         .08      $    .25         .16
                                                 ========      ======      ========      ======
                           diluted               $    .03         .07      $    .24         .15
                                                 ========      ======      ========      ======

4.   LONG-TERM DEBT

     On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition. The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.14% at September 30, 2000) with quarterly principal payments. Interest payments are made in conjunction with LIBOR pricing maturity dates.

     The Company also increased its credit line facility with US Bank from $20.0 million to $25.0 million. The credit line has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.14% at September 30, 2000). At September 30, 2000, the Company has borrowed $12.2 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit of $7.5 million. Total availability under the line of credit is $5.3 million. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

5.   REPORTABLE SEGMENTS

     The Company has three segments of business, the marketing company, the dairy farm operations and the international operations. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products, and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products and for sales to third parties. The dairy farms sell organic farm milk to the marketing company at an inter-company transfer price that approximates fair value. International represents the operations in the United Kingdom that were acquired in the second quarter of 1999 and in June 2000. The following table sets forth selected segment data for the three and nine months ended September 30, 2000 and 1999:

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                          -------------------------       -------------------------
                                                            2000            1999            2000            1999
                                                          ---------       ---------       ---------       ---------
          SALES BY SEGMENT
            Marketing                                     $  24,700          21,301       $  75,096          56,874
            Dairy farm operations                             6,618           5,263          19,672          15,100
            International                                     8,692           1,497          14,323           2,937
                                                          ---------       ---------       ---------       ---------
                 Total net sales                             40,010          28,061         109,091          74,911
            Intersegment sales                               (6,618)         (5,263)        (19,672)        (15,100)
                                                          ---------       ---------       ---------       ---------
                 Net sales                                $  33,392          22,798       $  89,419          59,811
                                                          =========       =========       =========       =========
          INCOME FROM OPERATIONS
            Marketing                                     $     415             404       $     113           1,205
            Dairy farm operations                               913             868           2,884           1,717
            International                                       131              65             358             195
                                                          ---------       ---------       ---------       ---------
                 Income from operations                       1,459           1,337           3,355           3,117
            Interest and other income (expense), net         (1,005)            (69)         (1,521)             97
                                                          ---------       ---------       ---------       ---------
                 Income before income taxes               $     454           1,268       $   1,834           3,214
                                                          =========       =========       =========       =========

The following table sets forth selected segment data as of September 30, 2000 and December 31, 1999:

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 2000              1999
                                                             -------------      -------------
     TOTAL ASSETS BY SEGMENT
       Marketing                                               $ 115,437          $  79,623
       Dairy farm operations                                      45,513             38,471
       International                                              37,291              4,764
                                                               ---------          ---------
            Total assets including intersegment assets           198,241            122,858
       Intersegment assets                                       (70,410)           (38,246)
                                                               ---------          ---------
            Total assets                                       $ 127,831          $  84,612
                                                               =========          =========


6.   EARNINGS PER SHARE

     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents are calculated using the treasury stock method. Excluded from the dilutive calculation are 260,250 options outstanding as antidilutive. The following table sets forth the calculation of earnings per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                           --------------------      --------------------
                                                            2000          1999        2000         1999
                                                           -------      -------      -------      -------
     Net income                                            $   277          761      $ 1,098        1,928
     Common and common equivalent shares outstanding:
        Historical common shares outstanding at
           beginning of period                               9,786        9,697        9,744        9,656
        Weighted average common equivalent shares
           issued during period                                 28           22           38           36
                                                           -------      -------      -------      -------
        Weighted average common shares  - basic              9,814        9,719        9,782        9,692
        Weighted average common equivalent shares
           outstanding during period                           264          374          269          392
                                                           -------      -------      -------      -------
        Weighted average common shares - diluted            10,078       10,093       10,051       10,084
                                                           =======      =======      =======      =======
     Net income per basic share                            $   .03          .08      $   .11          .20
                                                           =======      =======      =======      =======
     Net income per diluted share                          $   .03          .08      $   .11          .19
                                                           =======      =======      =======      =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors, including uncertainties related to the charges the Company is required to pay as a result of government regulation. These factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, under the headings "Risk Factors -- Possibility of Adverse Effects Resulting from United States Dairy Support Program and Federal Milk Marketing Order Program." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

       NET SALES. Net sales for the three months ended September 30, 2000 were $33.4 million, an increase of $10.6 million, or 46%, from $22.8 million for the comparable period in 1999. This increase was primarily due to the three months of operations from the Meadow Farms Limited (Meadow Farms) and Organic Matters Limited (Organic Matters) acquisitions in the United Kingdom. Also, this increase was partially due to the increased sales of existing products to existing accounts and the continued development of conventional grocery food channels. The Company's growth rate compared to the comparable period in 1999 was impacted by two factors. First, the three months ended September 30, 2000 is the first quarter in which the Company's sales are compared to a prior period which included three months of sales from The Organic Cow brand, which was acquired April 30, 1999. Second, sales in the three months ended September 30, 2000 were negatively impacted by approximately $1.5 million of lost sales due to external processor capacity constraints.

       GROSS PROFIT. Gross profit for the three months ended September 30, 2000 was $10.3 million, an increase of $2.2 million, or 27%, from $8.1 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 30.8% from 35.7%. This decrease in gross profit as a percentage of net sales was due primarily to an increased product mix of private label versus branded milk sales in the United Kingdom. Also, the decrease was partially due to higher sales of ultra pasteurized milk in the United States which carries a lower margin than the Company's other products.

       SELLING EXPENSES. Selling expenses for the three months ended September 30, 2000 were $5.9 million, an increase of $1.0 million, or 20%, from $4.9 million for the comparable period in 1999. As a percentage of net sales, selling expenses decreased to 17.8% from 21.4%. This decrease in selling expenses as a percentage of net sales was primarily due to cost savings in the United States associated with reduced trade promotions, warehouse consolidation and direct delivery shipments, partially offset by increased fuel costs. Also, the decrease in selling expenses as a percentage of net sales was partially due to increased leverage of selling expenses over a larger revenue base, partially offset by increased logistics costs for expanded distribution.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2000 were $2.1 million, an increase of $.6 million, or 40%, from $1.5 million during the comparable period in 1999. As a percentage of net sales, general and administrative expenses decreased to 6.2% from 6.8%. This decrease in the percentage of general and administrative expenses to net sales was due to improved productivity.

       GOODWILL AMORTIZATION. Goodwill amortization expenses for the three months ended September 30, 2000 were $.8 million, an increase of $.4 million, or 100%, from $.4 million during the comparable period in 1999. This increase in goodwill amortization was primarily due to amortization of intangible assets associated with the acquisitions of Meadow Farms and Organic Matters on June 1, 2000.

       OTHER INCOME (EXPENSE), NET. Other income (expense), net for the three months ended September 30, 2000 was an expense of $1.0 million compared to expense of $.1 million during the comparable period in 1999. This change was due to a reduced cash position as a result of the acquisitions of The Organic Cow, Rachels Dairy Limited (Rachels), Meadow Farms, Organic Matters and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company's line of credit.

       INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2000 was $.2 million, or 39% of income before income taxes, a decrease of $.3 million from $.5 million, or 40% of income before taxes, for the comparable period in 1999. The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

       NET INCOME. The Company generated net income of $.3 million for the three months ended September 30, 2000, a decrease of $.5 million compared to net income of $.8 million for the comparable period in 1999. The decrease in net income was primarily due to higher sales of ultra pasteurized milk in the United States which carries a lower margin than the Company's other products and increased goodwill amortization and interest expense associated with the acquisitions of Meadow Farms and Organic Matters.

       COMPREHENSIVE INCOME (LOSS). Comprehensive income decreased to a loss of $.5 million for the three months ended September 30, 2000 from $.8 million in income during the comparable period in 1999. This decrease was primarily due to the translation of the Company's investment in its United Kingdom (U.K.) subsidiaries to U.S. dollars from pound sterling ($.8 million). The Company translates its U.K. assets and liabilities at the exchange rate in effect at the end of the period. At June 30, 2000 and September 30, 2000, U.K. pound sterling translated to U.S. dollars at approximately 1.518 and
1.464 dollars to the pound sterling, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

       NET SALES. Net sales for the nine months ended September 30, 2000 were $89.4 million, an increase of $29.6 million, or 50%, from $59.8 million for the comparable period in 1999. This increase was primarily due to the increased sales of existing products to existing accounts and the continued development of conventional grocery food channels. Also, this increase was due in part to the acquisition of The Organic Cow brand in the northeastern U.S. and the acquisitions of Rachels, Meadow Farms and Organic Matters in the United Kingdom.

       GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 was $28.9 million, an increase of $8.0 million, or 38%, from $20.9 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 32.4% from 34.9%. This decrease in gross profit as a percentage of net sales was due primarily to higher sales of ultra pasteurized milk in the United States which carries a lower margin than the Company's other products. Also, the decrease was partially due to an increased product mix of private label versus branded milk sales in the United Kingdom.

       SELLING EXPENSES. Selling expenses for the nine months ended September 30, 2000 were $17.8 million, an increase of $5.0 million, or 39%, from $12.8 million for the comparable period in 1999. As a percentage of net sales, selling expenses decreased to 19.9% from 21.4%. This decrease in selling expenses as a percentage of net sales was primarily due to cost savings in the United States associated with reduced trade promotions, warehouse consolidation, and direct delivery shipments, partially offset by increased fuel costs. Also, the decrease in selling expenses as a percentage of net sales was partially due to increased leverage of selling expenses over a larger revenue base, partially offset by increased logistics costs for expanded distribution.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 were $6.1 million, an increase of $2.0 million, or 49%, from $4.1 million during the comparable period in 1999. As a percentage of net sales, general and administrative expenses decreased to 6.8% from 6.9%. This decrease in percentage of general and administrative expenses to net sales was due to improved productivity.

       GOODWILL AMORTIZATION. Goodwill amortization expenses for the nine months ended September 30, 2000 were $1.7 million, an increase of $.9 million, or 113%, from $.8 million during the comparable period in 1999. This increase in goodwill amortization was primarily due to amortization of intangible assets associated with the acquisitions of Meadow Farms and Organic Matters on June 1, 2000 and a full nine months goodwill amortization on Rachels and The Organic Cow acquisitions.

       OTHER INCOME (EXPENSE), NET. Other income (expense), net for the nine months ended September 30, 2000 was an expense of $1.5 million compared to income of $.1 million during the comparable period in 1999. This change was due to a reduced cash position as a result of the acquisitions of The Organic Cow, Rachels, Meadow Farms, Organic Matters and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company's line of credit.

       INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2000 was $.7 million, or 40% of income before income taxes, a decrease of $.6 million from $1.3 million, or 40% of income before taxes, for the comparable period in 1999. The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

       NET INCOME. The Company generated net income of $1.1 million for the nine months ended September 30, 2000, a decrease of $.8 million compared to net income of $1.9 million for the comparable period in 1999. The decrease in net income was primarily due to higher sales of ultra pasteurized milk in the United States which carries a lower margin than the Company's other products and increased goodwill amortization and interest expense associated with the acquisitions of Meadow Farms and Organic Matters.

       COMPREHENSIVE INCOME (LOSS). Comprehensive income decreased to income of $.2 million for the nine months ended September 30, 2000 from $2.0 million in income during the comparable period in 1999. This decrease was primarily due to the translation of the Company's investment in its United Kingdom (U.K.) subsidiaries to U.S. dollars from pound sterling ($.9 million). The Company translates its U.K. assets and liabilities at the exchange rate in effect at the end of the period. At December 31, 1999 and September 30, 2000, U.K. pound sterling translated to U.S. dollars at approximately 1.617 and 1.464 dollars to the pound sterling, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       CASH PROVIDED BY (USED IN) OPERATIONS. Cash used in operations during the nine months ended September 30, 2000 was $5.6 million, an increase of $5.7 million from cash provided by operations of $.1 million during the comparable period in 1999. The increase in cash used in operations was due primarily to increased trade accounts receivable from sales growth and inventories due to the seasonal increase in finished goods (butter and powdered milk) and feed stocks for the Company's dairy cows.

       CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities during the nine months ended September 30, 2000 totaled $28.9 million, compared to $12.4 million for the corresponding period in 1999. The increase was due primarily to the acquisitions of Meadow Farms and Organic Matters in the United Kingdom.

       CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities during the nine months ended September 30, 2000 totaled $34.7 million, compared to $.6 million used in financing activities for the corresponding period in 1999. This increase was primarily due to the Company entering into a $25.0 million term loan with US Bank to finance the Meadow Farms acquisition. Additionally, the Company began to utilize its line of credit with US Bank for operating needs as working capital grew from $18.4 million to $20.8 million.

       Company management believes that cash and cash equivalents, cash expected to be generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company's current operating and capital expenditure needs.

       LONG-TERM DEBT. On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition. The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.14% at September 30, 2000) with quarterly principal payments. Interest payments are made in conjunction with LIBOR pricing maturity dates.

       The Company also increased its credit line facility with US Bank from $20.0 million to $25.0 million. The credit line has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (9.14% at September 30, 2000). At September 30, 2000, the Company has borrowed $12.2 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit, which at September 30, 2000, were $7.5 million, primarily associated with The Organic Cow acquisition as discussed below. Total availability under the line of credit is $5.3 million at September 30, 2000. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

       In conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in four annual installments with a final maturity in 2003. At September 30, 2000, the balance of the note was $6.5 million and reduces the availability of the line of credit with US Bank as noted above.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"), which is effective for fiscal years beginning after June 15, 2000.
FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate any impact on its financial condition or results of operations as a result of implementing this standard.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company adopted FIN 44 on July 1, 2000. Based upon the Company's application of FIN 44, its adoption had no effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC delayed the implementation date of SAB 101 for registrants with fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 on October 1, 2000. Based upon the Company's application of SAB 101, its adoption will have no effect on the Company's consolidated financial statements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     3.1+      Amended and Restated Certificate of Incorporation
     3.2+      Amended and Restated Bylaws of the Company
     4.1+      Reference is made to Exhibits 3.1 and 3.2
     4.2+      Specimen Stock Certificate representing shares of common stock of the Company
     27.1      Financial Data Schedule

     Exhibits identified above are incorporated by reference as follows:
+ Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 333-51465

B)   Reports on Form 8-K

During the period ending September 30, 2000, the Company filed one report on Form 8-K/A. That report was filed on August 14, 2000. The Form 8-K/A was filed for the purpose of filing the financial statements of Meadow Farms Limited ("Meadow Farms") required by Item 7(a) of Form 8-K and the pro forma financial information required by Item 7(b) on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HORIZON ORGANIC HOLDING CORPORATION



Date:  November 14, 2000                /s/ Thomas P. Briggs
                                        ------------------------------
                                        Thomas P. Briggs
                                        Vice President, Finance and
                                        Administration, Chief Financial Officer,
                                        Treasurer and Assistant Secretary
                                        (principal financial and accounting
                                        officer of the Company)