Form 10-K
period 2000-12-31
HORIZON ORGANIC HOLDING CORP
filed 2001-03-19
CIK 1041255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                     -------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes /X/. No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $ 33,055,195 as of March 1, 2001.

As of March 1, 2001, the registrant had outstanding 9,901,098 shares of its common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

                       HORIZON ORGANIC HOLDING CORPORATION

                           Annual Report on Form 10-K
                                December 31, 2000

                                Table of Contents

                                     PART I

Item 1   Business...............................................................  1

Item 2   Properties............................................................. 20

Item 3   Legal Proceedings...................................................... 20

Item 4   Submission of Matters to a Vote of Security Holders.................... 21

                                     PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.. 21

Item 6   Selected Consolidated Financial Data................................... 21

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................... 23

Item 7A  Quantitative and Qualitative Disclosures about Market Risks............ 29

Item 8   Consolidated Financial Statements and Supplementary Data............... 29

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................... 30

                                    PART III

Item 10  Directors and Executive Officers of the Registrant..................... 30

Item 11  Executive Compensation................................................. 30

Item 12  Security Ownership of Certain Beneficial Owners and Management......... 30

Item 13  Certain Relationships and Related Transactions......................... 30

                                     PART IV

Item 14  Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K.................................................... 30


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

ITEM 1. BUSINESS

GENERAL

     Horizon Organic Holding Corporation ("Horizon Organic" or the "Company") produces, processes and markets the leading brand of certified organic fluid milk and a full line of refrigerated certified organic dairy products. Horizon Organic was the first dairy to offer in the United States nationwide distribution of organic fluid milk by establishing a national network of organic farm milk producers and processors and by building a nationwide customer base. From its position as the market leader in organic fluid milk sales, Horizon Organic has leveraged its brand to create a full line of refrigerated organic dairy products, and a refrigerated organic citrus juice and egg line. In the United Kingdom, Horizon Organic is a processor and supplier of organic fluid milk where it produces private label and branded organic milk and dairy products for leading supermarket chains.

     Horizon Organic was founded in Boulder, Colorado in 1991 and introduced its first products, organic nonfat yogurts, in 1992. The Company introduced organic fluid milk in 1993, and since that time it has developed and introduced a number of new organic dairy products, including cottage cheese, hard cheese, butter and sour cream and more recently, organic citrus juices. Since 1995, the Company has focused its efforts on expanding and integrating a nationwide production, processing and distribution system.

     From 1992 to 1994, the Company contracted for the supply of organic fluid milk with Coulee Region Organic Produce Pool, a Wisconsin organic agricultural cooperative ("CROPP"). In 1994, the Company made a strategic decision to begin developing its own organic milk supply. Accordingly, the Company began building a herd of organic cows and developing its own source of organic feed, and entered into a lease and management agreement with a subsidiary of Aurora Dairy Corporation ("Aurora") for a dairy farm in Idaho ("Sunrise"). These facilities became the Company's Idaho Dairy (the "Idaho Dairy") in fiscal 1997. Aurora is controlled by Marc Peperzak, a former member of the Company's Board of Directors. In fiscal 1997, in order to develop an organic farm milk supply for products sold in the eastern United States, the Company began developing its second organic dairy farm in Maryland (the "Maryland Dairy"). Shipments of organic farm milk from the Maryland Dairy began in the first quarter of 1998. In 1999, the Company began to ship organic milk from a third Company-owned herd located in Colorado and managed by Aurora. Horizon Organic sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States.

     In 1999, with the acquisition of Rachel's Dairy Limited ("Rachel's") in the United Kingdom (UK), the Company started to develop a presence in Europe. Rachel's processes, markets and distributes organic yogurts and creams. In June 2000, the Company continued its expansion into Europe with the acquisitions of Meadow Farms Limited ("Meadow Farms"), including its wholly owned subsidiary, Organic Dairies Limited ("ODL"), and Organic Matters Limited ("Organic Matters"). Meadow Farms is a leading processor and supplier of organic fluid milk in the United Kingdom where it produces private label organic milk, and recently Horizon Organic branded milk, for leading supermarket chains in the United Kingdom. ODL operates a processing and packaging plant that produces fluid milk in plastic bottles and paperboard cartons. Organic Matters previously marketed its branded organic dairy products in the United Kingdom, and recently began the conversion to the Horizon Organic brand. With these acquisitions, the Company has become the leading organic dairy products supplier in the United Kingdom.

STRATEGY

     Horizon Organic's goal is to strengthen its position as the leading brand of organic food products and to continue to drive the growth of the organic dairy and juice markets. The key elements of Horizon Organic's growth strategy include the following:

     BUILD RETAIL AVAILABILITY. The Company believes that increased retail availability of Horizon Organic brand products will enable it to grow the organic dairy and juice markets and capture the majority of that growth. The Company originally focused its resources on penetrating conventional supermarkets with organic fluid milk, which is a staple item for consumers with a high turnover rate for food retailers. The Company believes that introducing organic fluid milk as its initial product has enabled it to capture shelf space and gain credibility with retailers while creating consumer awareness of the Horizon Organic brand. During 2000, the Company began the introduction of organic dairy sections with many conventional grocery customers. These sections are intended to attract consumer attention to organic dairy and juice products and to segregate them from their conventional counterparts. These sections, which often include more than 20 Horizon Organic products, have helped the Company increase the visibility and purchase of its products in conventional grocery stores.

     EFFECTIVELY INTRODUCE NEW PRODUCTS. Consumer research indicates that both the Horizon Organic brand and distinctive "Happy Cow" logo stand for high quality organic food products. As a result, the Company believes that the Horizon Organic brand is extendable to many product categories. In 2000, the Company introduced a line of ultra pasteurized ("UP") milk products. These products, with their extended (55 day) shelf life, enabled the Company to expand distribution to approximately 43% of the conventional grocery stores in the US. It will enable the Company to continue its rapid distribution growth in the future. Additionally, the Company introduced a line of organic single-serve juices. These products enable the Company to participate in the rapidly growing single-serve beverage business.

     ENHANCE THE IMAGE AND AWARENESS OF THE HORIZON ORGANIC BRAND. The Company believes that its distinctive, "Happy Cow" logo appeals to a broad audience of consumers, particularly mothers and children. The Company believes that continued expansion of the Horizon Organic brand through marketing of new products and through licensing and co-branding arrangements will lead to further growth. Horizon Organic intends to build additional brand awareness by educating consumers about the value of organic products and by conducting consumer and trade promotions. The creation of the Horizon Organic Farm and Education Center will provide an additional platform to increase awareness of the Horizon Organic brand.

     In 2000, the Company demonstrated that the Horizon Organic brand and logo are extendable internationally. Specifically, the Company introduced the Horizon Organic brand into the milk business in both Japan and the United Kingdom.

     IMPROVE PARTNERSHIPS WITH CUSTOMERS, PROCESSORS AND DISTRIBUTORS. The Company intends to expand and improve its relationship with customers, processors and distributors. This effort includes expanding the relationship with retail customers to include category management of organic dairy sections, improving its relationship with strategically located milk, dairy product and juice processors and consolidating its independent warehouses to improve efficiency and reduce costs. In particular, in 2000 the Company significantly expanded its capacity for UP milk processing to meet the potential growth opportunities of that business. It also upgraded its juice processing capabilities.

     INCREASE PRODUCTIVITY AND REDUCE COSTS. The Company will continue to streamline its logistics and during 2000 made great progress in revamping its warehousing and distribution system. This accomplishment coupled with continuing focus on more efficient and strategically-located processors offers significant opportunities to reduce costs and improve productivity. In 2000, the Company also made the decision to invest in new enterprise and supply chain management information systems to better manage its outsourced supply chain. This decision is expected to show significant results in the second half of 2001 when the information systems are operational.

HORIZON ORGANIC DAIRY STANDARDS

     On December 20, 2000, the United States Department of Agriculture ("USDA") published its final regulations under the Organic Foods Production Act (the "Organic Regulations"). The Organic Regulations will be implemented by October 2002. The Organic Regulations provide for a minimum federal standard that all organic producers will have to follow in order to be "certified" organic, and include a seal to provide consumers with assurance that products sold as "organic" meet these minimum standards. The Organic Regulations, when implemented, replace the former wide range of organic standards which were applied independently by a variety of state agencies and private certification organizations.

     Organic certification typically includes inspections of farm fields and operations, processing and distribution facilities; detailed record-keeping and periodic testing of soil and water; and review of the organic producer's comprehensive "organic plan" which details farm practices, documents product inputs and discusses all procedures. These procedures are designed to ensure that all producers, processors and transporters are meeting the applicable organic food standards. However, since some of these functions are out-sourced, there is a risk that a third party could cause the Company to lose its organic certification with regard to some of the Company's product lots. See "Risk Factors - Risk of Loss of Organic Certification."

     The Company believes that its long-standing rigorous organic standards meet or exceed all currently applicable governmental certification standards, as well as all significant private organic certification standards. Furthermore, the Company believes that it will be in full compliance with the Organic Regulations by the October 2002 implementation deadline. The farm milk which Horizon Organic sources from certified organic dairy farms is produced by cows which have not been treated with antibiotics or synthetic growth hormones, such as rBGH, and which are fed 100% organic feed. The farm milk which Horizon Organic sources from newly-converted, certified organic dairy farms is produced by cows which have not been treated with antibiotics or synthetic growth hormones, and which are fed at least 80% organic feed for the first nine of the 12 months preceding their first milking and 100% organic feed for the 90 days preceding their first milking and thereafter.

     To be certified by private organizations in the United States as organic, feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. Furthermore, Horizon Organic's organic farm milk must be isolated from contact with conventional milk residue throughout the production and distribution process, from milking through transporting, processing and packaging. In the United States, all of the Company's third party producers, processors and milk transporters are currently meeting the applicable organic food standards and are certified by independent third-party certification organizations.

     The Company is currently reviewing the potential capital and operating costs of complying with the Organic Regulations. While no final determination has been made at this time, the Company believes the compliance costs to be minimal. The company believes that it will incur costs in connection with compliance with the Organic Regulations, however, at this time the exact nature and amount of those costs have not been quantified.

     Currently, in the US Horizon Organic's fluid milk and dairy products are certified organic primarily by Quality Assurance International, Inc., an accredited international private certification firm which performs inspections and organic certification for a variety of companies. The Company selected Quality Assurance International to certify its organic products because the Company believes Quality Assurance International is one of the leading accredited third-party certification groups in the United States. Currently in the United Kingdom, Horizon Organic's fluid milk and dairy products are certified organic primarily by The Soil Association which is the leading third-party certification group in the United Kingdom. See "Risk Factors - Risk of Loss of Organic Certification".

PRODUCTS

     Approximately 59% of Horizon Organic's total net sales in fiscal 2000 were from sales of organic fluid milk products in the US. The Company's next largest product line was its organic yogurt, which comprised approximately 6% of its total net sales and its organic butter products which comprised approximately 6% of its total net sales for the same period. The Company's juice line accounted for approximately 5% of its net sales, while international sales comprised approximately 18% of its total net sales. Historically, the Company believed that introducing organic fluid milk as its initial product enabled it to capture shelf space and gain credibility with retailers while creating consumer awareness of the Horizon Organic brand. As demand for Horizon Organic's organic fluid milk products has developed in conventional supermarkets, Horizon Organic has been able to introduce organic dairy sections which contain 20 or more milk and other organic dairy Stock Keeping Units ("SKU(s)"), including yogurt, juice, cheese and butter. The Company anticipates that its product mix will continue to change over time as it introduces other organic dairy and non-dairy products in accordance with this business strategy.

     ORGANIC FLUID MILK PRODUCTS. Horizon Organic currently markets 21 SKUs of fluid milk under the Horizon Organic brand. The May 1999 acquisition of The Organic Cow brand of organic products contributed significantly to the fluid milk product offerings including UP. During late 1999 and throughout 2000 the Company significantly expanded the production and sale of UP milk products, and by the end of 2000, UP milk accounted for 34% of the Company's US fluid milk sales. UP milk has a much longer shelf life (55 days versus 17 days for traditionally pasteurized milk), and as a result it is a much more desirable introductory product for new retail customers. Consequently, UP milk products have been the Company's strongest product line for expanding into new grocery distribution. Horizon Organic currently markets 10 SKUs of UP milk under the Horizon Organic brand and 10 SKUs of UP milk under The Organic Cow brand. In addition, the Company markets 4 SKUs of private label milk products in the US, in both traditionally pasteurized ("HTST") and UP.

     The Horizon Organic brand organic fluid milk products are made by processing organic farm milk sourced from either the Company-owned dairy herds or other strategically located organic farm milk producers. The Company's processors use standard dairy industry homogenization and pasteurization methods. See "--Production and Processing."

     The Horizon Organic brand organic fluid milk products have distinct product packaging consistent with the Company's trade dress theme. See "--Marketing." The Company's sales and distribution strategy for its organic fluid milk products includes a network of natural foods distributors, dairy distributors and direct sales to supermarket chains. See "--Sales and Distribution."

     OTHER ORGANIC DAIRY PRODUCTS. Horizon Organic currently markets 38 SKUs of other (non-fluid milk) organic dairy products such as cheese, yogurt, butter, sour cream, and cottage cheese.

     CITRUS JUICES. In September 1998, Horizon Organic introduced a line of chilled, not-from-concentrate, pasteurized, certified organic juices. In 2000, the Company expanded its product line from several SKUs of orange and grapefruit juice to include orange-carrot juice and several SKUs of single-serve juices including lemonade. The Company currently sells 10 SKUs of citrus juice. Eight of these items are produced in half-gallon containers and two are produced in single-serve containers. Horizon Organic sources its organic oranges and ruby red grapefruits from premium growers in Florida and California and then associates with juice processors and packers in the two states. During production, the juices, which are not from concentrate and contain no added sugar or water, are flash pasteurized.

     EGGS. The Company currently licenses its brand to Glenwood Foods, LLC and NuCal Foods, Inc. for use in connection with the sale of organic eggs.

     INTERNATIONAL. In April 1999, the Company acquired all the assets and liabilities of Rachel's, a United Kingdom company, for $2.4 million in cash plus acquisition costs of $.4 million. Rachel's is a processor of organic yogurts and creams. Rachel's currently produces and sells 25 SKUs of yogurts and creams to the UK market under the Rachel's name as well as 7 private label offerings.

     In June 2000, the Company acquired, through a wholly owned subsidiary, all of the outstanding and issued stock of Meadow Farms for $24.2 million in cash, plus acquisition costs of $1.7 million. Meadow Farms processes and produces private label organic milk and recently began producing Horizon Organic branded milk products for leading supermarket chains in the United Kingdom. Also, in June 2000, the Company acquired all of the outstanding and issued stock of Organic Matters for $2.1 million in cash. Organic Matters is a brand of organic dairy products that is marketed to small chains, independent grocery stores and health foods stores in the UK. Beginning in the fourth quarter of 2000 the Company began the conversion of all Organic Matters products to the Horizon Organic brand. Meadow Farms produces 17 SKUs of private label products and 13 SKUs of Horizon Organic branded products. Organic Matters previously produced 7 SKUs of branded products under its brand.

     TRADEMARKS. The Horizon Organic brand dairy products each carry the Horizon Organic "Happy Cow" and earth logo and bright colors as well as, except for certain yogurt flavors, the red, yellow and blue colors which are part of the Company's trade dress theme. The Horizon Organic organic citrus juice products also carry the Horizon brightly-colored flying cow and earth logo and bright colors which are part of the Company's trade dress theme. The Organic Cow products are packed in their distinctive Northeast package while the Rachel's products are packaged primarily in distinctive black "pots". See "--Marketing."

MARKETING

     Horizon Organic's marketing strategy is designed to continue to build awareness of the Horizon Organic brand and generate consumer loyalty. The Company believes that its distinctive product packaging, which stands out in crowded refrigerated cases, is a key element to its branding strategy. All of the Company's organic fluid milk and other dairy products carry the Company's distinctive, "Happy Cow" logo or other distinctive trade dress. In addition, all of the Company's organic fluid milk products and certain of the Company's other organic dairy products are packaged using the bright red, yellow and blue colors which are part of the Company's trade dress theme. In addition, the Company uses its packaging to carry educational information about the value of organic products. For example, the Company's half gallon fluid milk product packaging has at times carried information about the Organic Foods Production Act, including the Company's position on the Act and the USDA's address to which consumers could send comments.

     During 2000, Horizon Organic began the introduction of organic dairy sections in many of its conventional grocery chain customers. These sections are intended to attract retail customer attention to organic dairy products (and Horizon Organic products in particular) and to segregate them from conventional dairy products. These sections have also helped the Company initially introduce a larger number of products into new grocery stores, thereby increasing the visibility of its products.

     Horizon Organic also engages in other traditional consumer and trade marketing activities, including public relations activities, a consumer-oriented web page - www.horizonorganic.com, consumer coupons, product sampling and trade promotions. Horizon Organic plans to increase consumer awareness of the Horizon Organic brand and the value of organic products through additional consumer-oriented marketing activities, such as consumer promotions and advertising. Horizon Organic plans to focus these efforts initially in highly developed mass markets which have demonstrated market acceptance of organic products, such as Los Angeles, San Francisco, Denver and New York City.

     In October 2000, the Company opened the Horizon Organic Farm and Education Center (the "Center") on the site of the former United States Naval Academy Dairy Farm near Annapolis, Maryland. Approximately eight million consumers live within one-and-one-half hours of the Center. The Center is open to the public as a tourist attraction, with an 865 acre working organic farm, a 3,000 square foot Discovery Barn, and a 2,200 square foot store featuring organic merchandise, Horizon Organic branded products and other environmentally friendly products. Visitors to the Center are exposed to the Horizon Organic brand products and the production of organic milk.

     Horizon Organic's marketing strategy also includes leveraging the Company's increasingly well-known brand by extending it to new product categories. For example, the Company currently licenses its brand to Glenwood Foods, LLC and NuCal Foods, Inc. for use in connection with the sale of organic eggs. In 1999 the Company entered into its first international trademark licensing agreement with Takanashi Milk Products, Ltd. The three-year agreement includes provisions for the two companies to co-brand organic dairy products for the Japanese market. In addition, the Company has a licensing arrangement with Kogee Coffee whereby Kogee produces and markets a shelf-stable coffee beverage which includes Horizon Organic cream and which bears the Horizon Organic brand. Horizon Organic will consider other licensing and co-branding arrangements where the Company's organic dairy products can be used as ingredients in other organic products. In the UK the Company has begun to leverage the well known Rachel's brand and Meadow Farms' private label business in order to introduce selected Horizon Organic brand products. In addition to branded products, a key element of selling in the UK is providing private label offerings to key accounts.

SALES AND DISTRIBUTION

     Horizon Organic's sales and distribution strategy is focused on building the Horizon Organic brand in the United States in conventional supermarkets while maintaining its leading position in natural foods stores. The Company's sales and distribution strategy is similar for both its organic fluid milk products and its other organic dairy and juice products. Horizon Organic currently offers 79 SKUs of premium-priced organic products under the Horizon Organic and The Organic Cow brands and 25 SKUs of Rachel's brand in the UK. In addition, Horizon Organic offers 4 SKUs of private label milk products in the US and 24 SKUs of private label milk products in the UK. Horizon Organic distributes its products to retailers across the United States through natural foods distributors, dairy distributors and directly to supermarket chains. The UK sales are either direct-shipped to the larger customers or sold through dairy distributors. Horizon Organic's sales team includes regional sales managers who are responsible for all selling activities and customer relationships as well as managing a network of food brokers to facilitate selling and distribution to, and in-store merchandising for, retailers. The field sales personnel work closely with Horizon Organic's internal customer service team to meet the daily order and logistic needs of the Company's customers. In addition, Horizon Organic conducts national marketing programs with the two largest natural foods retailers, Whole Foods Markets and Wild Oats Markets.

     Horizon Organic's distributors generally deliver the Company's products directly to retail stores. Horizon Organic's retail supermarket chain customers typically take delivery of Horizon Organic's products at the customer's distribution warehouse. In fiscal 2000, the Company's two largest accounts were United Natural Foods, a national distributor which is comprised of five regional distributors who have independent purchasing arrangements with the Company and H.P. Hood, a dairy processor and distributor headquartered in Boston. For such period, these two customers each accounted for approximately 12% of the Company's sales, or 24% in total.

COMPETITION

     The dairy business is highly competitive. It consists of a range of competitors, including large, conventional dairies, large food companies with well-established dairy product brands and retailers with private-labeled fluid milk and other products which together occupy a significant portion of the available shelf space in Horizon Organic's target retail markets.

     The Company's principal competitors for organic fluid milk vary by region and include Organic Valley (which is marketed by CROPP, a dairy cooperative located in Wisconsin), Alta Dena Certified Dairy (a regional dairy located in southern California) and Straus Family Creamery (a regional organic dairy located in northern California). Certain of these competitors also sell other organic dairy products in competition with Horizon Organic on a national basis.

     The Company's principal competitors for organic dairy products also vary by region, and include the competitors who sell organic fluid milk as well as Stonyfield Farm (a national organic and conventional dairy located in New Hampshire), Echo Springs (a regional organic and conventional dairy located in Oregon) and Brown Cow West, Inc. ( a regional organic and conventional dairy located in northern California). The Company's principal competitor in citrus juices is Odwalla, a national brand which is mostly non-organic. Organic Valley recently announced the introduction of not-from-concentrate juices, the competitive impact of which is still being evaluated. In addition, Horizon Organic expects increased competition from new and existing competitors in its market, along with competitive private label juices from natural food retailers. The Company is well-positioned to grow its milk, dairy product and juice businesses and maintain organic leadership, but there can be no assurance that the Company will be able to compete effectively in the future.

     In the UK, the largest competitor to Rachel's is Yeo Valley which produces conventional and organic yogurts and has the leading market share of organic yogurt. The largest competitors to Meadow Farms are Dairy Crest and Arla Foods.

PRODUCTION AND PROCESSING

     Horizon Organic has established an extensive, vertically-integrated production, processing and distribution system, which includes two Company-owned organic dairy farms, relationships with strategically-located organic farm milk producers, a Company-owned farm milk separator and a network of geographically-dispersed dairy and juice processors. Since 1995, Horizon Organic has focused its resources on improving this vertically integrated system to continuously reduce the cost of producing, processing and transporting organic fluid milk to retail stores and to improve product shelf life. Horizon Organic has improved the efficiency of its supply chain by adding geographically dispersed organic farm milk producers and processors. Horizon Organic currently sources organic farm milk from producers in six regions across the United States and uses 27 fluid milk and other dairy product processors.

     ORGANIC MILK SUPPLY. In the US, the Company uses both its own organic farm milk supply and supplies from over 200 independent organic dairy farmers in the production of all of its organic fluid milk and dairy products. See "--Products." The majority of Horizon Organic's organic farm milk is produced at the Company's Idaho Dairy, where the Company also grows organic feed and performs first stage farm milk processing. The Idaho Dairy encompasses over 3,800 acres, including almost 2,000 acres of certified organic cropland, and has approximately 5,000 certified organic milking cows. The Company uses a farm milk separator at its Idaho Dairy to capture excess butterfat, or "cream", which is then used to make value-added organic dairy products such as butter and cream cheese. The separator also enables the Company to inventory the organic premium of the organic farm milk for later sale in products such as butter, cheese and non-fat dry milk powder.

     In 1997, Horizon Organic completed construction of the Maryland Dairy, a strategically located milk supply, from which Horizon Organic supplies a portion of the farm milk for products sold in the eastern United States. The Maryland Dairy encompasses over 450 acres, of which 321 acres started to produce certified organic feed on the farmland in the third quarter of 2000. The Maryland Dairy began milking its first certified organic cows in March 1998, and currently the Company has a permit to maintain 556 certified organic cows at that location.

     In late 1999, Horizon Organic acquired a dairy herd of approximately 1,150 cows and contracted for the management of the herd by a subsidiary of Aurora Dairy Corporation, a company controlled by Marc Peperzak, a former director of the Company that is located near Longmont, Colorado.

     The Company sources the remainder of its farm milk supply from small independent farmers and dairy cooperatives, including CROPP, a dairy cooperative consisting of over 100 independent dairy farmers located principally in Wisconsin. CROPP sells organic fluid milk and other dairy products in competition with the Company under the Organic Valley Brand. In November 2000, the Company allowed its CROPP milk supply agreement to expire. The CROPP milk supply agreement continues for two years at progressively reducing quantities. The Company also sources organic milk from over 200 independent farmers throughout the United States, with a concentration in the northeastern United States.

     During 2000 the Company refocused its strategy to concentrate on procuring organic milk from outside sources. Due to the growth in retail sales of organic milk and recent low prices of conventional milk at the farm level, the Company has begun to see an increased interest in the production of organic milk. The Company continues to believe that this increased interest will enable it to acquire additional organic milk from outside sources and will not require it to continue to invest substantial capital in its existing or new farms.

     In the United Kingdom, the Company sources all of its milk supply from over 225 independent organic dairy farmers in the production of all of its organic fluid milk and other organic dairy products. See "--Products."

     As with most agricultural products, the supply of organic farm milk used by the Company can be affected by a number of factors beyond the Company's control. The Company is particularly susceptible to these factors because there are relatively few qualified suppliers and because the majority of the Company's current milk supply is purchased from suppliers other than the Company's dairy herds. See "Risk Factors--Risks Related to Organic Farm Milk Cost and Supply."

     PROCESSING. Organic fluid milk is produced to order and must be shipped immediately so that it arrives at retail stores with the maximum shelf life. Deliveries of organic farm milk to dairy processors must be timed to arrive when the dairy processors have cleaned their equipment of all conventional milk residue. The Company's other organic dairy products have longer shelf lives and therefore do not have the same timing requirements as the Company's organic fluid milk products; however processors must be located within a reasonable distance from the Company's sources of organic farm milk. To address processing logistics, Horizon Organic has a strategically located, nationwide network of processors who manufacture and package the organic fluid milk and other organic dairy products for distribution to Horizon Organic's customers. During late 1999 and throughout 2000 the Company significantly expanded the production and sale of UP milk products, and by the end of 2000 UP milk accounted for 34% of the Company's fluid milk sales. UP milk has a much longer shelf life (55 days versus 17 days for traditionally pasteurized milk), and as a result it is a much more desirable introductory product for new retail customers. Consequently, UP milk products have been the Company's strongest product line for expanding milk distribution into new grocery chains. See "--Products."

     In the US, Horizon Organic has a network of 27 dairy processors (7 fluid milk processors and 20 non-fluid milk dairy product processors) which process the Company's organic farm milk into refrigerated organic fluid milk and other organic dairy products. In addition, it has 6 processors which produce organic citrus juices. The Company also uses two refrigerated warehouses where it inventories organic dairy products. The costs associated with processing arrangements are included in the cost of sales. These costs include the cost of processing as well as payments which Horizon Organic makes to processors which are then paid into the Federal Milk Market Order System. The Company's product sales mix affects its overall gross margin since processing costs vary by product. Although the Company has long-term processing agreements with Steuben Foods Incorporated ("Steuben") and one of its affiliates, and processing and distribution agreements with certain Suiza Foods Corporation ("Suiza") subsidiaries, it does not have long-term agreements with its other processors.

     In the United Kingdom, the Company processes its products primarily at its Rachel's and Meadow Farms plants. The balance of the products (less than 5%) are processed at four third-party plants.

     TRANSPORTATION. Transportation costs represent a significant portion of the Company's cost of sales. Horizon Organic out-sources all of the inbound and outbound transportation of organic farm milk from the producers to the processing plants as well as the transportation of finished goods from the processing plants to the point of distribution. Horizon Organic continuously strives to reduce transportation costs by strategically locating producers and processors as close as possible to customers.

INTELLECTUAL PROPERTY RIGHTS

     The Company's logo and product packaging are integral to the success of the Company, and the Company intends to take action to protect against imitation of its logo and packages and to protect its trademarks and copyrights as necessary. The Company currently has five registered trademarks with the United States Patent and Trademark Office. The Company's United States trademark registrations can be renewed perpetually provided that the Company files an affidavit with the United States Patent and Trademark Office between the fifth and sixth year anniversary of the trademark registration date which states that the Company has been using the registered trademark on a continual basis in interstate commerce; and further provided that the Company files a renewal notice at the end of each ten year anniversary of the trademark registration date. The Company's five United States trademark registrations were obtained between 1994 and 1996 and will be able to be renewed beginning 2004. There can be no assurance that other third parties will not infringe or misappropriate the Company's trademarks, trade dress and other proprietary rights. In addition, the Company has seventeen registered trademarks in other countries.

     In addition, the Company has developed substantial trade secrets and know-how regarding the operation of organic dairy farms and caring for livestock without the use of antibiotics or other drugs. Horizon Organic also has proprietary product formulations and processes and has built up proprietary sources of organic ingredients. However, there can be no assurances that some or all of the trade secrets and other know-how that Horizon Organic considers proprietary could be independently developed, could otherwise become known by others or could be deemed to be public domain.

GOVERNMENT REGULATION

     UNITED STATES DAIRY SUPPORT PROGRAM AND FEDERAL MILK MARKETING ORDER PROGRAM. The wholesale price of farm milk purchased from dairy producers by dairy processors and manufacturers is based on a combination of factors including supply and demand and federal and state regulations. The federal government regulates minimum farm milk pricing through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for milk. Organic farm milk, the Company's primary raw ingredient for its organic dairy products, is presently considered to be the same as conventional farm milk for federal and state minimum pricing purposes. As a practical matter, however, the Company pays the organic dairy producers amounts significantly in excess of the minimum prices required by federal, state or regional authorities.

     On a monthly basis federal and state market orders determine the minimum price processors and manufacturers are required to pay for farm milk. The minimum prices vary according to how the milk was used. Class I milk is used for fluid milk processing. Class II milk is used for fluid cream products and soft manufactured products such as yogurt and ice cream. Class III milk is used for the production of hard cheeses. Class IV milk is used for manufacturing butter and dry milk products. Class I milk receives the highest price and the Class I price varies by location. Class II, III and IV prices are the same in the 11 federal orders. In each order, total value of milk in all classes is "pooled" together to determine the minimum average or "blend" milk price that must be paid by the processors and manufacturers to the dairy producers for farm milk. Like the Class I price, the minimum producer price is adjusted for location. Dairy processors and manufacturers with a class value above the blend value pay into the pool while processors and manufacturers with a class value below the blend value draw from the pool. This process equalizes dairy producer payments and allows all of the dairy producers within the order to share in the high value Class I utilization.

     In addition, states in New England have established, and certain other states are in the process of attempting to form, regional milk-price compacts that are designed to enhance dairy producer income. For example, the Northeast Interstate Dairy Compact raises the minimum farm milk for producers in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont by setting a floor for the Class I price. If the Class I price is below the compact floor price, then Class I processors are assessed a compact over-order obligation. As with the federal milk market orders, these charges are not known or predictable in advance and may increase the Company's costs and may materially adversely affect its business, financial condition and results of operations.

     The Company contracts with milk processors to process its organic fluid milk products and is responsible through those processors for pooling charges, compact over-order charges and administrative assessments, the costs of which are passed through to the Company by the processors of the organic milk. These pooling, compact and administrative assessment charges are assessed retroactively on a monthly basis, and the pooling and compact charges are not known or predictable in advance. Should the amount of such charges increase to levels higher than anticipated by the Company, or should the Company become obligated to pay charges under other state programs, like it does in New England, its business, financial conditions and results of operations may be materially adversely affected. For 2000 and 1999, the Company expensed over $2,435,000 and $1,734,000, respectively, for pooling, compact and administrative assessment charges. See "Business-Government Regulation-United States Federal Milk Marketing Order.

     ORGANIC CERTIFICATION. The federal government has adopted national regulations to be implemented by October 2002 which will standardize organic certification requirements as part of the Organic Foods Production Act which was enacted as part of the 1990 United States Farm Bill. The Company believes that its own long-standing rigorous standards will be in full compliance with the Organic Regulations by the effective date of October 2002. The Company will need to revise certain of its programs to be in full compliance. Those aspects of the Company's programs that will need to be revised include: (a) the Company will either have to raise its own heifer calves or purchase replacement heifers that have been raised organically from the last third of gestation; and (b) the Company will need to provide managed pastures for lactating cows. The Company believes that it will incur costs in connection with compliance with the Organic Regulations. At this time the exact nature and amount of those costs have not been quantified, although they are expected to be minimal.

     The Organic Regulations allow those producers who are in compliance with the Organic Regulations to use the "USDA Organic" seal once the Organic Regulations are implemented. The Organic Regulations specify the feed ration and time periods for distinct organic dairy herds, replacement animal management requirements, access to pasture requirements for organic animals, a list of allowed and prohibited substances that can be introduced to organic animals (the "National List"), a process for petitioning the inclusion or removal of allowed and prohibited substances from the National List, a list of prohibited vaccines for organic animals, and regulations as to whether a product can be labeled organic, made with organic products, or 100% organic.

     CAFO REGULATIONS. The United States Environmental Protection Agency (EPA) and various state environmental agencies regulate Concentrated Animal Feed Operations (CAFOs) to ensure compliance with animal waste management limitations. CAFOs with more than 1,000 Animal Units (AUs) or those with more than 300 AUs discharging directly into the waters of the United States are required to obtain a National Pollution Discharge Elimination System (NPDES) permit. CAFOs are required to limit discharge of animal waste through lined wastewater retention structures (i.e., lagoons) and are subject to site investigation for analysis of compliance. Horizon Organic management believes that those of its farms which qualify as CAFOs are presently in compliance with CAFO regulations. These regulations have not had a material impact on the Company's level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have on the Company's business in the foreseeable future.

     OTHER ENVIRONMENTAL REGULATIONS. The Company is subject to certain federal, state and local environmental laws and regulations. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended; the Resource Conservation and Recovery Act, as amended; the Federal Water Pollution Control Act; and their state and local counterparts and equivalents.

     The Company maintains aboveground or underground petroleum storage tanks at two of its facilities. These tanks are periodically inspected to determine compliance with applicable regulations. The Company may be required to make expenditures from time to time in order to remain in compliance with such regulations.

     PUBLIC HEALTH REGULATIONS. Horizon Organic is extensively regulated under federal, state and local laws. Regulation at the federal, state and local levels is subject to change. As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration (FDA). This comprehensive regulatory scheme governs manufacturing (including composition and ingredients), labeling, packaging and food safety. The FDA regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices and regulations. In addition, the FDA specifies the standards of identity for certain foods, including many of the products sold by the Company, prescribes the format and content of certain nutrition information required to appear on food product labels and approves and regulates claims of health benefits of food products.

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

     Each of the Company's processors maintains quality control laboratories to test milk, other ingredients and finished products, including Horizon Organic's products. Product quality and freshness are essential to the successful retail distribution of dairy and refrigerated dairy products. To monitor product quality at its facilities, the Company maintains quality control programs to test products during various processing and packaging stages. Each dairy manufacturing facility has its own staff of technicians who monitor products to maintain high quality formulations and to protect against contamination.

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

ACQUISITIONS

     ACQUISITION OF JUNIPER VALLEY FARMS BRAND. On April 8, 1998, the Company completed the acquisition of the Juniper Valley Farms brand of organic dairy products from Worcester Creameries Corp. As a result of the acquisition, the Company acquired approximately $6.3 million of intangible assets, which are being amortized over 15 years.

     ACQUISITION OF RACHEL'S DAIRY, LTD. In April 1999, the Company acquired all of the assets and liabilities of Rachel's, a private company incorporated in England and Wales, for approximately $2.4 million in cash plus acquisition costs of $.4 million. The acquisition was accounted for as a purchase and the $2.5 million excess of cost over the fair value of acquired net assets is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. The results of operations of Rachel's have been included in the Company's consolidated statement of income beginning April 1, 1999.

     CALIFORNIA FARM PURCHASE. On March 2, 2000, the Company purchased a dairy farm consisting of 607 acres in Wilton, California. The price paid (approximately $1.4 million) is net of conservation easements sold to The Nature Conservancy and includes existing residences. The land is considered to be immediately organically certifiable and the environmental permits have already been granted to the Company. The Company has engaged a realtor to sell this farmland.

     ACQUISITION OF THE ORGANIC COW OF VERMONT BRAND NAME. On April 30, 1999, the Company acquired certain intangible assets including The Organic Cow of Vermont brand name for $10.9 million. The acquisition was financed with an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in annual installments over 4 years. The intangible asset of $10.9 million plus acquisition costs of $0.3 million are being amortized on a straight-line basis over 15 years.

     ACQUISITION OF MEADOW FARMS LIMITED. On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms, a private company incorporated in England and Wales, for approximately $24.2 million in cash plus acquisition costs of approximately $1.7 million. The acquisition included Meadow Farms' wholly owned subsidiary, ODL, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms. The acquisition was accounted for as a purchase and the approximately $24.4 million excess of cost over the fair value of acquired net assets is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years. The Meadow Farms acquisition was financed with a $25.0 million Senior Secured Term Note. Operating results of Meadow Farms have been included in the Company's consolidated statement of income beginning June 1, 2000.

     ACQUISITION OF ORGANIC MATTERS LIMITED. On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Organic Matters, a private company incorporated in England and Wales, for approximately $2.1 million in cash. The acquisition was accounted for as a purchase and the $2.1 million excess of cost over the fair value of acquired net assets is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. Operating results of Organic Matters have been included in the Company's consolidated statement of income beginning June 1, 2000.

STRATEGIC RELATIONSHIPS

     In 1998, Horizon Organic entered into agreements with Suiza, a leading manufacturer and distributor of fresh milk and related dairy products. The Company's relationship with Suiza provides it with opportunities to enhance the Company's market penetration in a number of key markets nationally. The Company's arrangement with Suiza includes processing and distribution agreements with certain of Suiza's subsidiaries. Horizon Organic's relationship with Suiza includes five-year processing and distribution agreements with three of Suiza's subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada, which currently processes organic fluid milk for Horizon Organic; Robinson Dairy, a fluid milk processor located in Colorado, which currently processes organic milk for Horizon Organic; and Garelick Farms, a fluid milk processor and distributor with several locations in the northeastern United States, which does not currently process any products for Horizon Organic. The processing and distribution agreement with Model Dairy provides that it will distribute all SKUs of Horizon Organic's organic fluid milk products which are available for sale in its territory. The Company also moved the processing of its organic chocolate milk, its organic yogurt and sour cream and its organic cottage cheese to three Suiza owned facilities in California.

EMPLOYEES

     As of December 31, 2000, the Company had 215 full-time employees and two part-time employees domestically and 120 full-time employees in the UK. Management believes that the Company's relations with its employees are good.

RISK FACTORS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REPORT.

     RISKS RELATED TO ORGANIC FARM MILK COST AND SUPPLY. Approximately half of the Company's current US milk supply originates from the three Company owned herds. The balance of the Company's US and UK farm milk is sourced from third parties. The Company cannot maintain any significant inventory of its farm milk or fluid milk finished goods because they are perishable and have a short shelf life. In the event that production at or transportation from the Idaho Dairy, the Maryland Dairy or from the Company owned Colorado milking herd were interrupted by fire, floods or other natural disasters, disease, work stoppages, regulatory actions or other causes, the Company would be unable to continue to produce its products at such facilities. An interruption in operations due to any of the foregoing could materially and adversely affect the Company's business, financial condition and results of operations.

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

     RISKS RELATED TO ORGANIC FEED COST AND SUPPLY. The Company requires a substantial amount of organic feed to supply the Idaho Dairy, the Maryland Dairy and the Company owned Colorado milking herd, which together produce approximately half of the Company's US organic farm milk requirements. The cost of organic feed represents a material portion of the Company's cost of production. Although the Company produces a significant portion of its organic feed requirements at the Idaho Dairy, the Company currently purchases the majority of its organic feed requirements from third party organic farms and expects to continue to do so in the future. As with most agricultural products, the cost and supply of the organic feed used by the Company can be affected by a number of factors beyond the Company's control, including various adverse weather conditions, various plant diseases, pests and other acts of nature. In addition, because of the three-year lead time required to convert conventional farms to organic, alternative sources of supply may not be immediately available. To be certified as organic, feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. The inability of the Company to procure sufficient quantities of organic feed on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Production and Processing."

     RISKS ASSOCIATED WITH CONVENTIONAL DAIRY PRICES. In order to augment its internal supply of organic farm milk, the Company contracts with various organic farmers and cooperatives throughout the United States. All production contracts require that the Company purchase minimum quantities of organic farm milk. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference between the Company's purchase price and the conventional price in cost of sales. Changes in the price of conventional farm milk directly affect the Company's cost of organic farm milk. To the extent that conventional prices increase or decrease due to external factors, (e.g., availability, regulation) the Company's results of operations may be materially impacted.

     During 2000, conventional milk prices at the farm level were lower than in most years since 1984 when the USDA began tracking milk prices. Partly as a result of the greater percentage growth in organic milk, and partly as a result of the lower conventional milk prices, the Company began to see increased interest by dairy farmers in producing organic milk. The Company believes that this increased interest in the production of organic milk may help to mitigate some of the prior risks associated with its business, and, due to the possible increase in supply, may enable the Company to lower its cost of organic milk.

     RISKS RELATED TO THE IMPLEMENTATION OF THE FEDERAL ORGANIC CERTIFICATION REGULATIONS. Currently, there is a wide range of organic standards which are applied by a variety of state agencies and private certification organizations. In December 2000, the federal government adopted final national regulations to become effective October 2002 to standardize organic certification requirements as part of the Organic Foods Production Act of 1990 (the "Organic Foods Production Act") which was enacted as part of the 1990 United States Farm Bill. There can be no assurances as to how the Organic Regulations will affect the Company. The Company believes that its own long-standing rigorous standards will be in full compliance with the final Organic Regulations by the effective date of October 2002. The Company will need to revise certain of its programs to be in full compliance. Those aspects of the Company's programs that will need to be revised include: (a) the Company will either have to raise its own heifer calves or purchase replacement heifers that have been raised organically from the last third of gestation; and (b) the Company will need to provide managed pastures for lactating cows. The Company believes that it will incur costs in connection with compliance with the Organic Regulations, however, at this time the exact nature and amount of those costs have not been quantified. The Company expects these costs to be minimal. See "Business--Horizon Organic Dairy Standards."

     RISKS RELATED TO DIFFICULTIES OF MANAGING GROWTH. To date, the Company has experienced substantial growth in its revenues, operations and employee base, and has undergone substantial changes in its business that have placed significant demands on the Company's management, working capital and financial and management control systems. There can be no assurance that the Company's existing systems or that any new systems it acquires will be adequate to meet the Company's future needs. In addition, any future growth also will impose significant added responsibilities on senior management. The Company believes that it has put in place qualified senior management that is capable of managing the substantial growth. To the extent that the Company is unable to manage its growth effectively, or is unable to retain qualified management, the Company's business, financial condition and results of operations may be materially adversely affected. The Company's results of operations also will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion. See "Business--Sales and Distribution," and "--Production and Processing."

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

     The Company may seek to expand its operations through future acquisitions of processing facilities or other complementary businesses or operations. There can be no assurance that the Company will be able to identify or acquire additional businesses, or to successfully integrate and profitably manage acquired businesses. In addition, increased competition for acquisition candidates may develop; in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. Further, acquisitions involve a number of risks, including possible adverse effects on the Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. There also can be no assurance that businesses acquired in the future will achieve anticipated revenues and earnings. In addition, margins may be negatively impacted to the extent that margins on acquired product lines are lower than Horizon Organic's average margins. There can be no assurance that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into the Company's operations, or that any such acquisitions will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Acquisitions."

     RISKS RELATED TO THE COMPANY'S RELATIONSHIP WITH SUIZA FOODS CORPORATION. Horizon Organic's relationship with Suiza includes five-year processing and distribution agreements with Model Dairy, Robinson Dairy, and Garelick Farms and processing arrangements with other facilities owned by Suiza or its affiliates. Certain of these processing and distribution agreements also require that the organic fluid milk processors distribute all SKUs of the Company's organic fluid milk which are available in their respective territories. There can be no assurance that Suiza or its subsidiaries who undertake the distribution of Horizon Organic products will be successful in increasing market penetration and sales of Horizon Organic products in their territories. In addition, the Company is unable to predict what effect, if any, its relationship with Suiza will have on relationships with processors and distributors, some of whom may be affiliated with Suiza's competitors.

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

     POSSIBILITY OF ADVERSE EFFECTS RESULTING FROM UNITED STATES DAIRY SUPPORT PROGRAM AND FEDERAL MILK MARKETING ORDER PROGRAM. The federal government regulates minimum farm milk pricing through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for milk. As a result of these regulations, the Company must pay "pooling charges" and "compact over-order charges" under the support programs and administrative assessments for government mandated marketing programs. These pooling, compact and administrative assessment charges are assessed retroactively on a monthly basis and are not known or predictable in advance. Should the amount of such charges increase to levels higher than anticipated by the Company, or should the Company become obligated to pay charges under other state programs, as it does in New England, its business, financial condition and results of operations may be materially adversely affected. For fiscal 2000 and 1999, the Company expensed over $2,435,000 and $1,734,000, respectively, for pooling, compact and administrative assessment charges. See "Business--Government Regulation--United States Dairy Support Program and Federal Milk Marketing Order Program."

     POSSIBILITY OF ADVERSE EFFECTS DUE TO PUBLIC HEALTH, SAFETY AND ENVIRONMENTAL REGULATIONS. Horizon Organic is extensively regulated under federal, state and local laws. Regulation at the federal, state and local levels is subject to change. Compliance with existing or new regulations may require the Company to make significant capital expenditures and otherwise to incur higher costs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may be subject to additional laws or regulations administered by the USDA or other federal, state, foreign or local regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company cannot predict the nature of such future laws, regulations, interpretations, or applications, nor can it predict what effect additional government regulations or administrative orders, when and if promulgated, would have on its business in the future. Such laws could, however, require the reconfiguration of production, processing and transportation methods of the Company's products, including, but not limited to, more onerous food safety, labeling and packaging requirements; increased compliance regulations for waste management; increases in transportation costs; higher costs under the Federal Milk Marketing Order Program or similar state programs; and greater uncertainty in production and sourcing estimates. Any or all such government actions could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."

     RISKS ASSOCIATED WITH DEPENDENCE ON KEY PERSONNEL. The Company's future prospects depend to a significant extent upon the continued service of its key executives. The loss of any of the key executives could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's continued growth depends on its ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance the Company will be successful in such efforts. The Company is also dependent on its ability to continue to attract, retain and motivate its sourcing, production, distribution, sales, marketing and other personnel, of which there can be no assurance.

     COMPETITION. The dairy business is highly competitive. It consists of a range of competitors, including large, conventional dairies, large food companies with well-established dairy product brands and retailers with private-label fluid milk and other dairy products, which together occupy a significant portion of the available shelf space in Horizon Organic's target retail markets. Most of these competitors have greater financial, operational and marketing resources than Horizon Organic. The Organic Regulations, as adopted, will require all organic dairy production in the US to meet the same minimum standards when they become effective in October 2002. Until then, competitors that produce "organic" products under less rigorous standards may have lower production costs than Horizon Organic and may be able to undercut Horizon Organic's prices.

     The Company's principal competitors for organic fluid milk vary by region and include Organic Valley (which is marketed by CROPP, a dairy cooperative located in Wisconsin), Alta Dena Certified Dairy (a regional dairy located in southern California) and Straus Family Creamery (a regional organic dairy located in northern California). Certain of these competitors also sell other organic dairy products in competition with Horizon Organic on a national basis.

     The Company's principal competitors for organic dairy products also vary by region, and include the competitors who sell organic fluid milk as well as Stonyfield Farm (a national organic and conventional dairy located in New Hampshire), Echo Springs (a regional organic and conventional dairy located in Oregon) and Brown Cow West, Inc. (a regional organic and conventional dairy located in northern California). The Company's principal competitor for organic citrus juices is Odwalla, a national brand which is mostly non-organic. Organic Valley recently announced the introduction of not-from-concentrate juices, the competitive impact of which is still being evaluated. In addition, Horizon Organic expects increased competition from new and existing competitors in its market, along with competitive private label juices from natural food retailers. The Company is well-positioned to grow its milk, dairy product, and juice businesses and maintain organic leadership, but there can be no assurance that the Company will be able to compete effectively in the future.

     RISKS RELATED TO COMPANY OWNED ORGANIC DAIRY FARMS. The Company has undertaken two major expansions in its organic dairy farming activities by acquiring the remainder of the Idaho Dairy and converting it to 100% organic and by acquiring a large conventional dairy farm in Maryland and converting it into organic. The Company did not operate a dairy prior to the 1997 acquisition of the Idaho Dairy; however, it had previously owned organic cows and had held a substantial equity interest in a dairy farm since 1995. The Company estimates that it has incurred costs of approximately $1.9 million related to converting the Idaho Dairy and the Maryland Dairy to organic. Although the Company has begun to generate operating income at the Idaho and Maryland Dairies, there can be no assurance that future revenues from milk produced at either the Idaho Dairy or the Maryland Dairy will be sufficient to recover the Company's investment in the expansion. During 2000 the Company concluded that, due to the increased interest in the production of organic milk by conventional dairy farmers, it no longer needs to commit capital to the expansion of its own farms or to build new ones.

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

     PRODUCT LIABILITY RISKS. The Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely effect the Company's business, financial condition and results of operations. The Company has an umbrella insurance policy and carries product liability insurance. The Company's umbrella insurance policy supplements the underlying general liability and product liability insurance. There can be no assurance that this insurance will be adequate to protect the Company against product liability claims, or that such insurance will continue to be available to the Company on reasonable terms. A product recall or a product liability judgment against the Company (regardless of whether it is covered by insurance) could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Production and Processing."

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

     RISK OF LOSS OF ORGANIC CERTIFICATION. Horizon Organic relies on its organic certification to differentiate its products. The Company has built its brand image on the basis that its organic products are high quality, healthy, environmentally responsible and animal-friendly. In order to claim that its fluid milk and other dairy products are organic, Horizon Organic must be able to demonstrate that all of the farm milk, processing and transportation steps involved in the production of the finished goods are certified organic. The organic status of the Company's products is currently certified by Quality Assurance International, Oregon Tilth Certified Organic, Organic Growers and Buyers Association and the Organic Crop Improvement Association. Organic certification typically includes inspections of farm fields and operations, processing and distribution facilities; detailed record keeping and periodic testing of soil and water; and review of the organic producer's comprehensive "organic plan" which details farm practices, documents product inputs and discusses all procedures. These procedures are designed to ensure that all producers, processors and transporters are meeting the applicable organic food standards. Since Horizon Organic outsources to third parties a significant amount of the production, substantially all of the processing and all of the transportation of its organic products, there is a risk that a third party in this supply and distribution chain could cause the Company to lose its organic certification with regard to some of the Company's product lots. If Horizon Organic or any of these third parties lose their organic certification with regard to any particular product lot, consumers could lose confidence in the Company's products which could adversely impact the integrity of the Company's brand. Such a loss could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Horizon Organic Dairy Standards", "--Sales and Distribution" and "--Production and Processing."

     RISKS ASSOCIATED WITH POSSIBLE INCREASES IN TRANSPORTATION COSTS. Transportation costs have in the past and are expected in the future to represent a significant portion of Horizon Organic's costs of sales. As a result, the Company's results of operations are especially sensitive to transportation costs. Transportation costs include the cost of transporting organic feed to the Company-owned dairy farms, the cost of transporting organic farm milk from the Company-owned dairy farms and other producers to processing plants, and the cost of transporting finished products from the processors to the distributors and retailers. Because of the Company's national pricing policy, the Company bears the risk of unanticipated increases in the cost of transporting finished products to the Company's distributors and retailers. The cost of transportation has in the past, and is expected in the future, to be volatile, as a result of many factors that the Company cannot control. For example, transportation costs have in the past, and may in the future, be subject to significant upward pressure as a result of labor disturbances or the cost of petroleum products such as diesel fuel. Petroleum product prices continue to be subject to unpredictable economic, political and market factors, and the price and availability of diesel fuel continue to be unpredictable. Significant increases in diesel fuel costs could have a material adverse effect on the Company's business, financial condition and results of operations. The Company relies on third parties for all of its transportation needs. A local, regional or national labor disturbance affecting the Company's third party transportation providers could disrupt the Company's ability to supply products. Should such a labor disturbance occur, there can be no assurance that the Company would be able to secure suitable alternative transportation services on terms acceptable to the Company, if at all. Accordingly, a labor disturbance affecting local, regional or national transportation providers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales and Distribution" and "--Production and Processing."

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

     RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION. In fiscal 2000, the Company's two largest accounts were United Natural Foods and H.P. Hood, which accounted for a total of approximately 24% of the Company's sales. United Natural Foods is a national distributor comprised of five regional distributors which have independent purchasing arrangements with the Company. There can be no assurance that United Natural Foods will not adopt uniform buying practices and that sales to these accounts will not decrease or that this customer will not choose to replace the Company's products with those of competitors. The Company has a distribution contract with H.P. Hood which expires in 2004 and may be renewed by either party for an additional two years. The loss of these accounts or any significant decrease in the volume of products purchased by these customers or any other large customer would materially and adversely effect the Company's business, financial condition and results of operations. Continuity of customer relationships is important, and events that impact the Company's customers, such as labor disputes, may have an adverse impact on the Company's business, financial condition and results of operations. See "Business--Sales and Distribution."

     RISKS ASSOCIATED WITH RELIANCE ON INTELLECTUAL PROPERTY RIGHTS. The Company's product packaging and merchandising designs are integral to the success of the Company, and the Company intends to take action to protect against imitation of its products and packages and to protect its trademarks and copyrights as necessary. The Company currently has five US registered trademarks and seventeen registered trademarks in other countries. There can be no assurance that other third parties will not infringe or misappropriate the Company's trademarks, trade dress and other proprietary rights.

     In addition, Horizon Organic has developed substantial trade secrets and know-how regarding the operation of organic dairy farms and caring for livestock without the use of antibiotics or other drugs. However, there can be no assurance that some or all of the trade secrets and other know-how that Horizon Organic considers proprietary will not be independently developed, will not otherwise become known by others or will not be deemed to be in the public domain.

     RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The Company has in place a trademark licensing agreement with Takanashi Milk Products, Ltd. in Japan. In addition, in the last two years the Company has acquired Rachel's, Meadow Farms and Organic Matters in the United Kingdom which provides the Company with a substantial presence in the UK. The Company has only recently introduced Horizon Organic branded products in the UK. There can be no assurance that the Company will be successful in attracting consumers in foreign demographic and geographic markets. There may not be a demand in foreign countries with respect to the Company's existing products and new products, if any, that the Company may offer in the future. In addition, the Company is subject to the normal risks of conducting business internationally, which include unexpected changes in regulatory requirements (including changes to organic certification standards), imposition of government controls, political and economic instabilities, export license requirements, foreign exchange risks, tariffs and other barriers, and potentially adverse tax consequences. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Other risks inherent in the Company's international business include greater difficulties in accounts receivable collection, the potential of protective trade activities or laws and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH EXCHANGE RATES. The Company may, from time to time, need to exchange currency from income generated by the Company's foreign subsidiary in the United Kingdom. In addition, the Company will convert its UK financial statements from UK to US currency. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Should the foreign exchange rates change to levels different than anticipated by the Company, its business, financial condition and results of operations may be materially adversely affected.

     RISKS ASSOCIATED WITH LICENSING AGREEMENTS WITH OTHER PRODUCERS. From time to time the Company has and may enter into licensing agreements with various producers granting them the right to use portions or all of the Company's distinctive brand name, trademarks including the "Happy Cow" logo, or the red, yellow and blue colors which are part of the Company's trade dress theme. Once associated with the Company, actions taken by the licensees can potentially have an adverse effect on the Company. Customer dissatisfaction or performance problems with a single licensee could also have an adverse effect on the reputation of the Company. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. PROPERTIES

     Horizon Organic has two production facilities, the Idaho Dairy and the Maryland Dairy. The Idaho Dairy consists of over 3,800 acres, including 22,755 square feet of production and office space. Horizon Organic owns this property, which serves as security for the Idaho Dairy loan with Farm Credit Services. The Maryland Dairy consists of over 450 acres, including 109,059 square feet of production and office space (including barns). Horizon Organic owns this property which serves as security for two notes payable with Peoples Bank of Kent County, Maryland. Horizon Organic also leases a 26,000 square foot facility in Longmont, Colorado for its corporate headquarters. In March of 2000, the Company purchased the California Farm which consists of 607 acres in Wilton, California. The Idaho Dairy, the Maryland Dairy and the California Farm also serve as security for Horizon Organic's $25 million term loan and $25 million line of credit with US Bank. As a result of the Meadow Farms purchase, the Company leases approximately 1,000 square feet of office space and 19,645 square feet of factory space in the UK. Finally, the Company leases the US Naval Academy Dairy near Annapolis, Maryland where the Company has built and maintains the Center. The Company believes that its facilities are suitable for the Company's purposes.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the Company's business. The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading publicly in the over-the-counter market through the NASDAQ National Market under the symbol "HCOW" on July 2, 1998. Prior to that date, there was no public market for the Common Stock. The closing price of the Company's Common Stock as reported on the NASDAQ National Market as of March 1, 2001 was $5 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, markdowns or commissions.

                                                      High         Low
                                                      ----         ---
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter                                     $   17.50   $   13.75
Second Quarter                                    $   17.25   $   12.00
Third Quarter                                     $   14.62   $   11.12
Fourth Quarter                                    $   11.12   $    7.25

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
First Quarter                                     $   11.31   $    7.37
Second Quarter                                    $   12.00   $    8.25
Third Quarter                                     $   11.68   $    8.06
Fourth Quarter                                    $    8.12   $    4.43


     The Company has not declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and financial condition of the Company. In addition, the Company's line of credit and term loan with US Bank National Association prohibit the payment of dividends.

     As of March 14, 2001, there were approximately 4,500 holders of the Company's common stock. This number is based on the understanding that as of March 14, 2001, there were approximately 283 holders of record of the Company's Common Stock.

     Since January 1, 2000, the Company has not sold or issued any unregistered securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data below presents consolidated financial information of the Company. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes, included elsewhere herein. The financial data pertaining to 2000, 1999 and 1998 is derived from the consolidated financial statements of the Company included herein. The financial data pertaining to 1997 and 1996 is derived from audited financial Company statements not included herein.

                                                                                      FISCAL YEAR ENDED
                                                              DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      DEC. 28,
                                                                2000          1999          1998         1997           1996
                                                             ---------      --------      --------      --------      --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Net sales                                                  $ 127,206      $ 84,771      $ 49,360      $ 29,565      $ 15,986
  Cost of sales(1)                                              86,903        56,591        32,615        22,639        11,425
                                                             ---------      --------      --------      --------      --------
  Gross profit                                                  40,303        28,180        16,745         6,926         4,561
  Selling expenses                                              25,387        18,399        11,007         5,656         3,270
  General and administrative expenses                            8,964         6,185         2,871         2,259          1066
  Goodwill amortization                                          2,545         1,215           467           125             0
                                                             ---------      --------      --------      --------      --------
  Operating income (loss)                                        3,407         2,381         2,400        (1,114)          225
  Other income (expense), net                                   (2,495)           58          (825)       (1,108)         (184)
                                                             ---------      --------      --------      --------      --------
  Income (loss) from continuing operations before income
    taxes, minority interest and extraordinary item                912         2,439         1,575        (2,222)           41
  Income tax benefit (expense)                                    (393)       (1,037)         (675)          513           (14)
  Minority interest in loss of subsidiary(2)                        --            --            --           687            --
                                                             ---------      --------      --------      --------      --------
  Income (loss) from continuing operations                         519         1,402           900        (1,022)           27
  Extraordinary item, net of income tax(3)                          --            --          (414)           --            --
                                                             ---------      --------      --------      --------      --------
  Net income (loss)                                          $     519      $  1,402      $    486      $ (1,022)     $     27
                                                             =========      ========      ========      ========      ========
  Net income (loss) per basic share(4)                       $     .05      $    .15      $    .07      $   (.23)     $    .01
                                                             =========      ========      ========      ========      ========
  Net income (loss) per diluted share(4)                     $     .05      $    .14      $    .06      $   (.23)     $    .01
                                                             =========      ========      ========      ========      ========
  Weighted average shares outstanding:

     Basic                                                       9,796         9,668         7,339         4,488         3,264
     Diluted                                                    10,030         9,992         7,742         4,488         3,283

CONSOLIDATED BALANCE SHEET DATA:
    Cash and cash equivalents                                $   2,438      $  3,693      $ 14,384           404      $    600
    Working capital                                             23,714        18,436        28,298         2,935           414
    Total assets                                               132,164        84,612        69,356        32,737         5,232
    Long-term debt, less current portion                        45,685        11,337         4,923        17,960            --
    Total stockholders' equity                                  58,644        57,888        55,970         8,886         3,264


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

(3) The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $667,000. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000, in the Company's consolidated statements of operations for the year ended December 31, 1998.

(4) Net income (loss) per share is computed using the weighted average number of common shares (basic) and common and common equivalent shares (diluted) outstanding during the period. See note 2 to the Company's Consolidated Financial Statements.

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

     The following should be read in conjunction with Item 1 of the Company's report on Form 10-K for the year ending December 31, 2000 and the consolidated financial statement and accompanying notes attached to that report on Form 10-K.

OVERVIEW

     REVENUE RECOGNITION. Revenue is recognized at the time of shipment or pick up. Sales to new customers are at times made on a 90-day guaranteed basis; if the customer is unable to sell all of the Company's products during the first 90 days after it becomes a Horizon Organic customer, the Company buys back the excess inventory. Historically, the Company has experienced a return rate on guaranteed sales of less than 1% of total sales. Sales under this provision are not significant.

     FARM ACCOUNTING. The Company follows generally accepted accounting principles for farm accounting. Cows are depreciated using the straight-line method over five years commencing with their first milking. The capitalized cost of each cow is based on the purchase price plus pre-production costs. The Idaho Dairy and the Maryland Dairy sell organic farm milk to Horizon Organic at an inter-company transfer price which the Company believes approximates fair value. All inter-company sales have been eliminated in the Company's consolidated financial statements.

     PURCHASE OF ORGANIC MILK FROM THIRD-PARTY PRODUCERS. In order to augment its internal supply of organic farm milk, the Company contracts with various organic farmers and cooperatives throughout the United States and the United Kingdom. In the US, these contracts are generally for twelve to twenty-four months and are renewable upon agreement by the Company and the producer. In the United Kingdom, these contracts are three months to four years and are renewable upon agreement by the Company and the producer. All US and UK production contracts require that the Company purchase minimum quantities of organic farm milk and are priced using butterfat differentials and quality testing. If the Company cannot use the minimum amount as organic fluid milk or in other organic products, the Company sells the organic milk as conventional milk and records the difference between the Company's purchase price and the conventional price in cost of sales.

     PROCESSING. In the US, Horizon Organic has a network of 27 dairy processors (7 fluid milk processors and 20 non-fluid milk dairy product processors) which process the Company's organic farm milk into refrigerated organic fluid milk and other organic dairy products. In addition, it has 6 processors which produce organic citrus juices. The Company also uses two refrigerated warehouses where it inventories organic dairy products. The costs associated with processing arrangements are included in the cost of sales. These costs include the cost of processing as well as payments which Horizon Organic makes to processors which are then paid into the Federal Milk Market Order System. The Company's product sales mix affects its overall gross margin since processing costs vary by product. Although the Company has long-term processing agreements with Steuben Foods Incorporated ("Steuben") and one of its affiliates, and processing and distribution agreements with certain Suiza Foods Corporation ("Suiza") subsidiaries, it does not have long-term agreements with its other processors.

     In the United Kingdom, the Company processes its products primarily at its Rachel's and Meadow Farms plants. The balance of the products (less than 5%) are processed at four third-party plants.

     SALES. Horizon Organic's sales of domestic organic fluid milk products comprise approximately 59%, 68% and 72% of its total net sales, with $74.7 million, $57.5 million and $35.6 million in sales in 2000, 1999 and 1998, respectively. This trend reflects the overall increase in sales from the Company's other dairy and juice products. The Company's next largest product line, its organic yogurt products, has been declining as a percentage of total net sales as the Company has introduced additional organic dairy products. Horizon Organic's sales of domestic organic yogurt products comprise approximately 6%, 8% and 10% of its net sales, with $7.7 million, $6.4 million and $5.1 million in sales in 2000, 1999 and 1998, respectively. Horizon Organic's sales of organic butter products comprise approximately 6%, 7% and 7% of its total net sales, with $7.5 million, $6.0 million and $3.3 million in 2000, 1999 and 1998, respectively. The Company's domestic organic juice line products comprise approximately 5%, 5% and 2% of the Company's net sales, with $6.8 million, $4.0 million and $.7 million in sales in 2000, 1999 and 1998, respectively. International sales, which includes sales of Rachel's during both 2000 and 1999, and includes sales of Meadow Farms and Organic Matters products in the United Kingdom beginning on June 1, 2000, amounted to $22.2 million and $4.4 million or 18% and 5% of sales in 2000 and 1999, respectively. There were no international sales prior to 1999. The remainder of the Company's total net sales includes sales of its cheeses, cottage cheese, cream cheese, sour cream, organic egg royalties and consulting income. The Company anticipates that its product mix will change over time as it introduces other organic dairy products in accordance with its business strategy. In addition, international sales are expected to increase as a result of the June 2000 acquisitions of Meadow Farms and Organic Matters.

     GOVERNMENT REGULATION OF MILK PRICING. The Federal Milk Market Order System was developed to ensure the availability of farm milk for certain products, such as fluid milk, and to provide minimum prices for farm milk regardless of how the farm milk is actually used (i.e., whether it is used for a high value product like fluid milk or a lower value product like non-fat dry milk powder). The processor is responsible for paying fees to the Federal Milk Market Order System. Dairy processors pass through these "pooling" charges to dairies, like the Company, through their prices for processing farm milk. These payments are determined by the Federal Milk Market Order System Administrators on a monthly basis, are billed to the Company in the month after they are determined, are generally related to conventional farm milk prices, and can vary materially from period to period. For 2000, 1999 and 1998, the Company expensed over $2,435,000, $1,734,000 and $750,000, respectively, for pooling, compact and administrative assessment charges.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     NET SALES. Net sales include product sales, royalties and consulting revenue, less returns and allowances. Net sales increased 50% to $127.2 million in 2000 from $84.8 million in 1999. Of this total net sales increase of $42.4 million, increased net sales from US operations were $24.5 million and increased net sales from international operations were $17.9 million. The increase in US net sales was primarily due to the increased sales of existing products to existing accounts and the continued expansion of conventional grocery distribution channels. Also, this increase in US net sales was due in part to a full year of operations from the April 1999 acquisition of The Organic Cow brand in the northeastern US The increase in international net sales was primarily due to seven months of operations from the Meadow Farms and Organic Matters acquisitions in the United Kingdom and partly due to a full year of operations from the April 1999 Rachel's acquisition in the United Kingdom.

     GROSS PROFIT. Gross profit consists of net sales, less cost of sales. Cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations. Gross profit increased 43% to $40.3 million in 2000 from $28.2 million in 1999. As a percentage of net sales, gross profit decreased to 31.7% in 2000 from 33.2% in 1999. This decrease was due to an increase of 411%, or $17.9 million, in lower margin international sales. In 2000 these international sales had gross margins of 24.6% overall compared to 34.7% in 1999. The lower international gross margins reflect the results of a change in product mix to primarily private label products as a result of the Meadow Farms acquisition. The Company launched branded milk sales in its international operations in late 2000. The US gross profit margins remained unchanged from 1999 at 33.2% in 2000.

     SELLING EXPENSES. Selling expenses include direct selling, marketing and distribution costs. Selling expenses increased 38% to $25.4 million in 2000 from $18.4 million in 1999. As a percentage of net sales, selling expenses decreased to 20.0% in 2000 from 21.7% in 1999. This decrease was due primarily to the international selling expenses decreasing to 11.2% in 2000 from 14.7% in 1999, as a result of lower selling costs associated with private label products. Additionally, the US selling costs decreased to 21.8% in 2000 from 22.1% in 1999, as a result of warehouse consolidation and direct delivery shipments, partially offset by increased fuel costs. Also, the overall decrease in selling expenses as a percentage of net sales was partially due to the increased leverage of selling expenses over a larger revenue base, partially offset by increased logistics costs for expanded distribution.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include operations and corporate support. These expenses increased 45% to $9.0 million in 2000 from $6.2 million in 1999. As a percentage of net sales, general and administrative expenses decreased to 7.0% in 2000 from 7.3% in 1999. This decrease as a percent of net sales was due to improved productivity in the US The US general and administrative expenses as a percentage of net sales decreased to 6.5% in 2000 from 7.0% in 1999. The international general and administrative expenses as a percentage of net sales decreased to 9.8% in 2000 from 12.7% in 1999 due to the increased leverage of general and administrative expenses over a larger revenue base.

     GOODWILL AMORTIZATION. Goodwill amortization expenses include amortization of acquisition costs over net assets acquired. These expenses increased 109% to $2.5 million in 2000 from $1.2 million in 1999. As a percentage of net sales, goodwill amortization expenses increased to 2.0% in 2000 from 1.4% in 1999. This increase in goodwill amortization was due to amortization of intangible assets associated with the June 2000 acquisitions of Meadow Farms and Organic Matters and a full year of goodwill amortization on the April 1999 Rachel's and The Organic Cow acquisitions.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to an expense of $2.5 million in 2000 from income of $.1 million in 1999. This decrease was primarily attributable to an increase in interest expense on the $25 million term note used to finance the June 2000 Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company's line of credit.

     INCOME TAX EXPENSE. Income tax expense decreased 62% to $.4 million, or 43% of income before income taxes, in 2000 from $1.0 million, or 43% of income before income taxes, in 1999. The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States and United Kingdom tax purposes.

     NET INCOME. The Company generated net income of $.5 million in 2000, a decrease of $.9 million compared to net income of $1.4 million for 1999. The decrease in net income was due to increased goodwill amortization and interest expense associated with the June 2000 acquisitions of Meadow Farms and Organic Matters and a full year of goodwill amortization from the April 1999 Rachel's and The Organic Cow acquisitions. Net income for the US operations increased $.4 million, or 30%, to $1.8 million in 2000 from $1.4 million in 1999. Net income for the international operations decreased $1.3 million to a net loss of $1.3 million from just over breakeven in 1999 primarily due to the increased goodwill amortization and interest expense associated with the June 2000 acquisitions of Meadow Farms and Organic Matters. This decrease in net income for the international operations was partly due to the loss of a UK customer, Tesco, which changed to a different organic milk supplier resulting in the Company experiencing lower overall growth in international operations than anticipated.

     COMPREHENSIVE INCOME. Comprehensive income decreased to income of $.3 million for 2000, a decrease of $1.1 million compared to comprehensive income of $1.4 million for 1999. This decrease in comprehensive income was primarily due to decreased net income resulting from increased goodwill amortization and interest expense associated with the June 2000 acquisitions of Meadow Farms and Organic Matters. This decrease in comprehensive income was partly due to the translation of the Company's investment in its UK subsidiaries to US dollars from pound sterling ($.3 million). The Company translates its UK assets and liabilities at the exchange rate in effect at the end of the period. At December 31, 2000 and December 31, 1999, UK pound sterling translated to US dollars at approximately 1.494 and 1.617 dollars to the pound sterling, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     NET SALES. Net sales include product sales, royalties and consulting revenue, less returns and allowances. Net sales increased 72% to $84.8 million in 1999 from $49.4 million in 1998. This increase was primarily due to the acquisition of The Organic Cow of Vermont brand in the northeastern United States and Rachel's in the UK, as well as increased sales of existing products to existing accounts, continued development of conventional grocery food channels and the introduction of several new products, including organic citrus juices.

     GROSS PROFIT. Gross profit consists of net sales, less cost of sales; cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations. Gross profit increased 68% to $28.2 million in 1999 from $16.7 million in 1998. As a percentage of sales, gross profit decreased to 33.2% in 1999 from 33.9% in 1998. This decrease was due primarily to an increase in the sale of excess organic milk at conventional prices, reduced salvage of excess milk capacity due to lower conventional milk prices in 1999 as compared to 1998, and accrual of producer promotion fees. This was partially offset by increased income at the Idaho Dairy.

     SELLING EXPENSES. Selling expenses include direct selling, marketing and distribution costs. Selling expenses increased 67% to $18.4 million in 1999 from $11.0 million in 1998. As a percentage of net sales, selling expenses decreased to 21.7% in 1999 from 22.3% in 1998, due primarily to costs relating to the support of growth initiatives and increased levels of marketing expenses including hiring additional marketing personnel as well as increased costs for expanded distribution.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include operations and corporate support. These expenses increased 114% to $6.2 million in 1999 from $2.9 million in 1998. As a percentage of net sales, general and administrative expenses increased to 7.3% in 1999 from 5.9% in 1998. This increase was due primarily to the development of corporate infrastructure to support the Company's growth, costs associated with changes in senior management, hiring of additional operations personnel and increased costs associated with becoming a public company.

     GOODWILL AMORTIZATION. Goodwill amortization expenses include amortization of acquisition costs over net assets acquired. These expenses increased 160% to $1.2 million in 1999 from $.5 million in 1998. As a percentage of net sales, goodwill amortization expenses increased to 1.4% in 1999 from .9% in 1998. This increase in goodwill amortization was due to amortization of intangible assets associated with the April 1999 acquisitions of Rachel's and The Organic Cow and to a full year of amortization associated with the Juniper Valley Farms brand acquisition.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to income of $58,000 in 1999 from expense of $825,000 in 1998. This increase was primarily attributable to an increase in interest income on invested cash combined with reduced interest expense in 1999 due to early extinguishment of debt in 1998.

     INCOME TAX EXPENSE. Income tax expense increased 54% to $1.0 million, or 43% of income before income taxes, in 1999 from $.7 million, or 43% of income before income taxes, in 1998. The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

     NET INCOME. The Company generated net income of $1.4 million in 1999, an increase of $.9 million compared to net income of $.5 million for 1998. The increase in net income was due to efficiencies gained in the supply chain including the farm operations as well as continued strong growth of product sales.

     COMPREHENSIVE INCOME. Comprehensive income increased to income of $1.4 million for 1999, an increase of $.9 million compared to comprehensive income of $.5 million for 1998. This increase in comprehensive income was due to efficiencies gained in the supply chain including the farm operations as well as continued growth of product sales. This increase in comprehensive income was partially offset due to the translation of the Company's investment in its United Kingdom subsidiaries to US dollars from pound sterling ($31,000). The Company translates its UK assets and liabilities at the exchange rate in effect at the end of the period. At December 31, 1999, UK pound sterling translated to US dollars at approximately 1.617 dollars to the pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

     Horizon Organic's primary sources of capital have been cash flows from operations, trade payables, bank indebtedness, and the sale of debt and equity securities. Primary uses of cash have been the financing of the Idaho Dairy and Maryland Dairy operations and acquisitions of companies, brand names and distribution networks domestically as well as in the United Kingdom. The following table presents a summary of the Company's cash flows for 2000, 1999 and 1998:

                                                              Year
                                              --------------------------------------
                                                2000           1999           1998
                                              --------       --------       --------
                                                           (in thousands)
Net cash provided by (used in) operating
  activities                                  $ (7,116)      $  2,501       $  3,667
Net cash used in investing activities          (33,368)       (12,530)       (19,249)
Net cash provided by (used in)
  financing activities                          39,214           (662)        29,562
Effect of exchange rate changes on cash             15              0              0
                                              --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents                                 $ (1,255)      $(10,691)      $ 13,980
                                              ========       ========       ========


     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash provided by (used in) operating activities was $7.1 million used in operations, $2.5 million provided by operations and $3.7 million provided by operations in 2000, 1999 and 1998, respectively. This decrease of $9.6 million in 2000 was primarily attributable to an increase in powdered milk, butter and raw citrus inventories and an increase in accounts receivable from sales growth, partially offset by an increase in accounts payable, accrued expenses and an increase in non-cash goodwill amortization charges associated with the Meadow Farms and Organic Matters acquisitions. The decrease in 1999 was primarily attributable to an increase in accounts receivable and inventories, partially offset by an increase in net income, accounts payable and accrued expenses.

     NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $33.4 million, $12.5 million and $19.2 million in 2000, 1999 and 1998, respectively. The expenditures in 2000 were primarily attributable to the acquisitions of Meadow Farms and Organic Matters in the United Kingdom as well as domestic routine cattle and farm equipment purchases. Also, in part, the 2000 expenditures included leasehold improvements at the Horizon Organic Dairy Farm and Education Center at the former Naval Academy Dairy in Gambrills, Maryland, as well as an increase in other assets purchased including enterprise resource planning software. The expenditures in 1999 were attributable to the acquisitions of The Organic Cow of Vermont brand name and Rachel's, an increase in cattle purchases, and marketable securities. The expenditures in 1998 primarily related to the net investment in marketable securities, the acquisition of the Juniper Valley brand, and expenditures related to the purchase of property and equipment at the Maryland Dairy and the purchases and costs of raising cattle at the Maryland Dairy and the Idaho Dairy.

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash provided by (used in) financing activities was $39.2 million provided by, $.7 million used in and $29.6 million provided by financing activities in 2000, 1999 and 1998, respectively. The increase in cash provided by financing activities in 2000 was due primarily to the Company entering into a $25.0 million term loan with US Bank to finance the Meadow Farms acquisition. Additionally, the Company began to utilize its line of credit with US Bank for operating needs as working capital grew from $18.4 million to $23.7 million. The decrease in cash provided by financing activities in 1999 was due primarily to the decrease in proceeds from the sale of common stock. The increase in 1998 was due primarily to the Company receiving net proceeds of $46.3 million from the sale of common stock through an initial public offering and a concurrent private placement, offset by the repayment of indebtedness.

     Company management believes that cash and cash equivalents, cash expected to be generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which is effective for fiscal years beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate any impact on its financial condition or results of operations as a result of implementing this standard in 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE MARKET RISK

     The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company occasionally enters into forward financial instruments, to manage and reduce the impact of changes in foreign currency rates, with major financial institutions. The Company does not use financial instruments to manage changes in commodity prices. The Company does not hold or issue financial instruments for trading purposes.

QUANTITATIVE MARKET RISK: VALUE AT RISK

     FOREIGN EXCHANGE CONTRACTS. The Company occasionally enters into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a financial institution. Generally, these instruments are marked-to-market at the end of each month and gains and losses are recorded in the statement of income.

     INTEREST RATES. At December 31, 2000, the Company had approximately $8.1 million of fixed rate long-term debt (including current maturities.) The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate long-term debt with fixed interest rate (including current portion) at December 31, 2000 was $7.6 million, which was less than the carrying value by $0.5 million. Fair values were determined primarily from quoted market rates. A 1% point decrease from prevailing interest rates at December 31, 2000, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $0.4 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the section of the Company's 2000 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Proposal 1 - Election of Directors" and the section entitled "Management."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section of the Company's 2000 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section of the Company's 2000 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company's 2000 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Certain Relationships and Related Transactions."

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

          3.   Exhibits.

                                    EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
-------        -----------------------
 3.1+          Amended and Restated Certificate of Incorporation.
 3.2+          Amended and Restated Bylaws of the Company.
 4.1+          Reference is made to Exhibits 3.1 and 3.2.
 4.2+          Specimen stock certificate representing shares of Common Stock of the Company.
10.1*          1998 Equity Incentive Plan, as amended.
10.2*          Form of Company's Stock Option Agreement, as amended.
10.3+*         1998 Employee Stock Purchase Plan.
10.4+          Form of Indemnity Agreement.
10.5+          Form of Warrant to Purchase Common Stock
10.6+          Warrant to Purchase Common Stock issued to McCabe Mintz & Co.
10.7+          Restatement, Amendment and Assumption Agreement, dated as of
               March 20, 1997 among Farm Credit Services, Sunrise, HOD, Marcus
               B. Peperzak and Farm Credit Bank of Wichita and the Modification
               to Note and Loan Agreement dated June 23, 1995 and addressed in the Restatement, Amendment and Assumption Agreement dated March
               20, 1997 pertaining to Farm Credit Bank of Wichita Loan 2371719.
10.8+          Amended Executive Employment Agreement effective January 1, 1998 between the Company and Barnet Feinblum.
10.9+          Amended Executive Employment Agreement, effective January 1,
               1998, between the Company and Mark A. Retzloff.
10.10+         Office Lease for Horizon Building, dated October 10, 1996, between HOD and MUM II, LLC, as amended by the Addendum to Lease and Second Addendum to Lease, dated October 10, 1996 and Third
               Addendum to Lease, dated March 31, 1997, as amended by Exhibit
               10.18.
10.11+         Stock Purchase Agreement, dated as of June 5, 1998, between the
               Company and Suiza Foods Corporation.
10.12+         Stockholder Agreement, dated as of June 5, 1998, between the
               Company and Suiza Foods Corporation.
10.13+++       Horizon Organic Holding Corporation Dairy Business Agreement by
               and among Horizon Organic Holding Corporation, H.P. Hood Inc. and
               The Organic Cow L.L.C. dated April 30, 1999.
10.14++++*     Amended and Restated Employment Agreement, effective November 29,
               1999, between Company and Charles F. Marcy.
10.15+++++     Share Sale Agreement Dated May 31, 200 among Roger Persey &
               Others, Peter Dunsford and Horizon Organic Dairy Limited.
10.16          Amended and Restated Loan and Security Agreement, dated as of May
               30, 2000, among US Bank National Association and Horizon Organic
               Holding Corporation.
10.17          First Amendment to Amended and Restated Loan and Security
               Agreement, dated as of September 28, 2000, among US Bank National association and Horizon Organic Holding Corporation.
10.18          Fourth Addendum to Lease, dated May 14, 1999 and Fifth Addendum to Lease, dated June 21, 2000, reference to Exhibit 10.10.
21.1           Statement re: Subsidiaries of the Company.
23.1           Consent of KPMG LLP.
24.1           Power of Attorney. Reference is made to the signature page contained herein.
99.1++*        Form of Non-Qualified Stock Option Agreement dated January 10, 1998.
99.2++*        Stock Option Agreement between the Company and Barnet M. Feinblum dated June 1, 1995.
99.3++*        Stock Option Agreement between the Company and Barnet M. Feinblum dated June 1, 1995.

Exhibits identified above are incorporated by reference as follows:

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-51465.

++ Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-64905.

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1999

++++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

+++++ Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 2000 and filed on June 15, 2000, as amended on August 14, 2000.

* Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)   REPORTS ON FORM 8-K.

None.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2001.


     HORIZON ORGANIC HOLDING CORPORATION

     By: /s/ CHARLES F. MARCY
         -----------------------------
         Charles F. Marcy
         PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles F. Marcy and Thomas P. Briggs, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                      DATE

/s/ THOMAS D. MCCLOSKEY, JR.  Chairman of the Board of Directors  March 19, 2001
----------------------------
  THOMAS D. MCCLOSKEY, JR.


   /s/ CHARLES F. MARCY       President, Chief Executive          March 19, 2001
----------------------------  Officer, Director (Principal
     CHARLES F. MARCY         Executive Officer)

          SIGNATURE                        TITLE                      DATE


   /s/ THOMAS P. BRIGGS       Senior Vice President, Finance      March 19, 2001
----------------------------  & Administration Chief Financial
     THOMAS P. BRIGGS         Officer, and Treasurer (PRINCIPAL
                              FINANCIAL AND ACCOUNTING OFFICER)


   /s/ PAUL B. REPETTO        Director                            March 19, 2001
----------------------------
     PAUL B. REPETTO


   /s/ MARK A. RETZLOFF       Director                            March 19, 2001
----------------------------
     MARK A. RETZLOFF


  /s/ BARNET M. FEINBLUM      Director                            March 19, 2001
----------------------------
    BARNET M. FEINBLUM


  /s/ CLARK R. MANDIGO II     Director                            March 19, 2001
----------------------------
    CLARK R. MANDIGO II


  /s/ RICHARD L. ROBINSON     Director                            March 19, 2001
----------------------------
    RICHARD L. ROBINSON


    /s/ G. IRWIN GORDON       Director                            March 19, 2001
----------------------------
      G. IRWIN GORDON


   /s/ MICHELLE GOOLSBY       Director                            March 19, 2001
----------------------------
     MICHELLE GOOLSBY

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             PAGE

Independent Auditors' Report                                  F-2

Consolidated Balance Sheets                                   F-3

Consolidated Statements of Income                             F-4

Consolidated Statements of Stockholders'
 Equity and Comprehensive Income                              F-5

Consolidated Statements of Cash Flows                         F-6

Notes to Consolidated Financial Statements                    F-8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Horizon Organic Holding Corporation:

We have audited the consolidated balance sheets of Horizon Organic Holding Corporation and subsidiaries (Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Organic Holding Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP

Boulder, Colorado
February 6, 2001

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                           December 31, 2000 and 1999

                                                         2000           1999
                                                      ---------       -------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                           $   2,438         3,693
  Marketable securities                                      --         8,218
  Trade accounts receivable, less allowance
    for doubtful accounts of $216 in 2000
    and $167 in 1999                                     18,580        10,168
  Inventories                                            22,410         8,935
  Asset held for sale                                     1,812            --
  Deferred income tax assets                                439           334
  Prepaid and other current assets                        3,280         1,313
                                                      ---------       -------
      Total current assets                               48,959        32,661
                                                      ---------       -------
Property, Equipment and Cattle:
  Cattle, net                                            13,965        12,737
  Property and equipment, net                            23,186        18,076
                                                      ---------       -------
      Total property, equipment and cattle               37,151        30,813
                                                      ---------       -------
Other Assets:
  Intangible assets, net of accumulated
    amortization of $4,332 in 2000
    and $1,785 in 1999                                   44,348        20,651
  Other assets, net                                       1,706           487
                                                      ---------       -------
      Total other assets                                 46,054        21,138
                                                      ---------       -------
      Total Assets                                    $ 132,164        84,612
                                                      =========       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                   $   6,752         2,323
  Trade accounts payable                                 11,500         7,756
  Other accrued expenses                                  6,993         4,016
  Income taxes payable                                       --           130
                                                      ---------       -------
      Total current liabilities                          25,245        14,225
                                                      ---------       -------
Long-Term Liabilities:
  Long-term debt, less current portion                   45,685        11,255
  Accrued liabilities                                        --            82
  Deferred income tax liabilities                         2,590         1,162
                                                      ---------       -------
      Total long-term liabilities                        48,275        12,499
                                                      ---------       -------
      Total liabilities                                  73,520        26,724
                                                      ---------       -------
Stockholders' Equity:
  Preferred stock, $.001 par value,
    authorized 5,000,000 shares;
    no shares issued or outstanding                          --            --
  Common stock, $.001 par value;
    authorized 30,000,000 shares; 9,899,880
    and 9,743,659 shares issued and
    outstanding in 2000 and 1999, respectively               10            10
  Additional paid-in capital                             58,884        58,392
  Accumulated other comprehensive loss -
    foreign currency translation adjustment                (286)          (31)
  Retained earnings (deficit)                                36          (483)
                                                      ---------       -------
      Total stockholders' equity                         58,644        57,888
                                                      ---------       -------
Commitments and contingencies
  (notes 9, 13, 15, 16 and 20)
      Total Liabilities and Stockholders' Equity      $ 132,164        84,612
                                                      =========       =======

See accompanying notes to consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                    (In thousands, except per share amounts)

                  Years ended December 31, 2000, 1999 and 1998

                                               2000            1999         1998
                                             ---------       -------       -------

Net sales                                    $ 127,206        84,771        49,360
Cost of sales                                   86,903        56,591        32,615
                                             ---------       -------       -------
      Gross profit                              40,303        28,180        16,745
                                             ---------       -------       -------
Operating expenses:
  Selling                                       25,387        18,399        11,007
  General and administrative                     8,964         6,185         2,871
  Goodwill amortization                          2,545         1,215           467
                                             ---------       -------       -------
      Total operating expenses                  36,896        25,799        14,345
                                             ---------       -------       -------
      Operating income                           3,407         2,381         2,400
                                             ---------       -------       -------
Other income (expense), net:
  Interest income                                  299           855           636
  Interest expense, net of interest
    capitalized of $90 in 2000                  (2,647)         (704)       (1,394)
  Other, net                                      (147)          (93)          (67)
                                             ---------       -------       -------
      Total other income (expense), net         (2,495)           58          (825)
                                             ---------       -------       -------
      Income before income taxes
        and extraordinary item                     912         2,439         1,575
Income tax expense                                (393)       (1,037)         (675)
                                             ---------       -------       -------
      Income before extraordinary item             519         1,402           900
Extraordinary item-loss on early
  extinguishment of debt, net of income
  tax benefit of $253                               --            --          (414)
                                             ---------       -------       -------
      Net income                             $     519         1,402           486
                                             =========       =======       =======
Net income per basic share:
  Income before extraordinary item           $     .05           .15           .12
  Extraordinary item                                --            --          (.05)
                                             ---------       -------       -------
      Net income per share                   $     .05           .15           .07
                                             =========       =======       =======
Net income per diluted share:
  Income before extraordinary item           $     .05           .14           .11
  Extraordinary item                                --            --          (.05)
                                             ---------       -------       -------
      Net income per share                   $     .05           .14           .06
                                             =========       =======       =======
Weighted average shares outstanding:
  Basic                                          9,796         9,668         7,339
  Diluted                                       10,030         9,992         7,742


See accompanying notes to consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                      (In thousands, except share amounts)

                  Years ended December 31, 2000, 1999 and 1998

                                                                                          ACCUMULATED
                                        COMMON STOCK    ADDITIONAL  RETAINED                 OTHER         TOTAL
                                    ------------------   PAID-IN    EARNINGS/  TREASURY  COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                      SHARES    AMOUNT   CAPITAL    (DEFICIT)   STOCK       INCOME        EQUITY           INCOME
                                    ----------  ------  ----------  ---------  --------  -------------  ------------   -------------
Balance at December 31, 1997         5,052,418    $ 5     11,834     (2,371)    (582)        --             8,886           --

Issuance of common stock
  for services                           3,923     --         25         --       --         --                25           --
Issuance of common stock for
  cash, net of offering costs        4,550,000      5     46,271         --       --         --            46,276           --
Retirement of treasury stock                --     --       (582)        --      582         --                --           --
Issuance of common stock for
  director services                        745     --         10         --       --         --                10           --
Exercise of warrants                    43,349     --        231         --       --         --               231           --
Issuance of common stock
  under ESPP                             5,933     --         56         --       --         --                56           --
Net income                                  --     --         --        486       --         --               486          486
                                    ----------    ---    -------     ------     ----       ----           -------       ------
Balance at December 31, 1998         9,656,368     10     57,845     (1,885)      --         --            55,970
Total comprehensive income                                                                                              $  486
                                                                                                                        ======
Issuance of common stock for
  director services                      2,679     --         33         --       --         --                33           --
Exercise of stock options and
  warrants, net of tax benefit          74,099     --        420         --       --         --               420           --
Issuance of common stock under ESPP     10,513     --         94         --       --         --                94           --
Foreign currency translation
  adjustment                                --     --         --         --       --        (31)              (31)         (31)
Net income                                  --     --         --      1,402       --         --             1,402        1,402
                                    ----------    ---    -------     ------     ----       ----           -------       ------
Balance at December 31, 1999         9,743,659     10     58,392       (483)      --        (31)           57,888
Total comprehensive income                                                                                              $1,371
                                                                                                                        ======
Issuance of common stock for
  director services                      2,895     --         24         --       --         --                24           --
Exercise of stock options and
  warrants, net of tax benefit         130,374     --        359         --       --         --               359           --
Issuance of common stock under ESPP     22,952     --        110         --       --         --               110           --
Foreign currency translation
  adjustment                                --     --         --         --       --       (255)             (255)        (255)
Net income                                  --     --         --        519       --         --               519          519
                                    ----------    ---    -------     ------     ----       ----           -------       ------
Balance at December 31, 2000         9,899,880    $10     58,884         36       --       (286)           58,644
                                    ==========    ===    =======     ======     ====       ====           =======
Total comprehensive income                                                                                              $  264
                                                                                                                        ======

See accompanying notes to consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                  Years ended December 31, 2000, 1999 and 1998

                                                                          2000          1999          1998
                                                                        --------       -------       -------
Cash flows from operating activities:
  Net income                                                            $    519         1,402           486
  Adjustments to reconcile net income to net
    cash from operating activities:
      Provision for doubtful accounts                                         68            49            52
      Depreciation and amortization                                        6,435         3,939         2,727
      Loss on sale of cattle and equipment                                 2,311         1,738         1,509
      Accretion on senior subordinated notes
        payable and non-interest bearing notes payable                        --            --           148
      Deferred income tax                                                  1,322          (267)          233
      Noncash payments for director services                                  24            33            10
      Change in operating assets and liabilities:
        Trade accounts receivable                                         (4,789)       (4,920)       (2,532)
        Inventories                                                      (13,124)       (3,298)         (525)
        Prepaid and other current assets                                  (1,429)         (744)         (244)
        Other assets                                                        (375)           --            --
        Trade accounts payable                                               654         2,639           852
        Other accrued expenses                                             1,398         1,887           864
        Income taxes payable                                                (130)           43            87
                                                                        --------       -------       -------
          Net cash provided by (used in) operating activities             (7,116)        2,501         3,667
                                                                        --------       -------       -------
Cash flows from investing activities:
  Sale (purchase) of marketable securities                                 8,218         1,705        (9,923)
  Payments for acquisitions, net of cash acquired                        (28,019)       (5,592)       (2,140)
  Purchases of property and equipment                                     (7,322)       (2,620)       (2,432)
  Proceeds from equipment sales                                               24           116           246
  Purchases of cattle                                                     (8,123)       (8,517)       (5,506)
  Proceeds from cattle sales                                               2,850         2,444           716
  Other assets                                                              (996)          (66)         (210)
                                                                        --------       -------       -------

          Net cash used in investing activities                          (33,368)      (12,530)      (19,249)
                                                                        --------       -------       -------
Cash flows from financing activities:
  Proceeds from long-term line of credit                                  16,028            --        25,691
  Repayments of long-term line of credit                                      --            --       (32,644)
  Proceeds from long-term debt, other than line of credit                 25,636            --           500
  Repayments of long-term debt, other than line of credit                 (2,919)       (1,176)      (10,798)
  Loan to Aurora Dairy Corporation                                            --            --           250
  Proceeds from issuance of common stock, net                                 --            --        46,276
  Proceeds from exercise of stock options and warrants, net of tax           359           420           231
  Proceeds from issuance of common stock under ESPP                          110            94            56
                                                                        --------       -------       -------
          Net cash provided by (used in) financing activities             39,214          (662)       29,562

Effect of exchange rate changes on cash                                       15            --            --
                                                                        --------       -------       -------
          Net increase (decrease) in cash and cash equivalents            (1,255)      (10,691)       13,980
Cash and cash equivalents at beginning of year                             3,693        14,384           404
                                                                        --------       -------       -------
Cash and cash equivalents at end of year                                $  2,438         3,693        14,384
                                                                        ========       =======       =======

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                  Years ended December 31, 2000, 1999 and 1998

                                                               2000         1999       1998
                                                             --------      ------      -----
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                     $  2,041         408      1,430
                                                             ========      ======      =====
  Cash paid (refunded) during the year for income taxes      $   (180)      1,201        101
                                                             ========      ======      =====
  Noncash investing and financing activities:
    Additional capital lease obligations                     $    636          --         49
                                                             ========      ======      =====
    Common stock issued for services                         $     --          --         25
                                                             ========      ======      =====
    Common stock issued to outside directors                 $     24          33         10
                                                             ========      ======      =====
    The Company purchased businesses with assets
      acquired and liabilities assumed as follows:
        Fair value of assets acquired                        $ 32,719       4,511      2,140
        Cash paid for common stock                            (27,766)     (2,802)        --
        Debt assumed                                               --        (947)        --
                                                             --------      ------      -----
          Liabilities assumed                                $  4,953         762      2,140
                                                             ========      ======      =====


See accompanying notes to consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(1)  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Horizon Organic Holding Corporation (Company or Horizon Organic) produces and markets organic milk, other organic dairy products and organic not from concentrate juices, which are sold to natural food stores and supermarkets nationwide, and processes and markets organic milk and yogurt in the United Kingdom.

     The Company was established in October 1991. The Company has dairy farm operations located in Idaho, Maryland and Colorado from which Horizon Organic sources approximately half of its organic farm milk supply. The Company sources the remainder of its United States organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States and the United Kingdom. The Company operates in and judges its financial performance according to three operating segments; marketing, dairy farm operations and international. The dairy farm operations exists solely to be a part of the marketing segment's supply chain.

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

     (c)  MARKETABLE SECURITIES

          Marketable securities consist of commercial paper and U.S. Treasury securities maturing within one year. Marketable securities have been categorized as held-to-maturity and are recorded at amortized cost which approximates cost. Marketable securities at December 31, 1999 are as follows (in thousands):

               Commercial paper         $4,548
               U.S. Treasury             3,670
                                        ------
                                        $8,218
                                        ======

     (d)  INVENTORIES

          Inventories are stated at the lower of cost (average cost or first-in, first-out method) or market.

     (e)  PROPERTY, EQUIPMENT AND CATTLE

          Property, equipment and cattle are stated at cost. Property (other than land) is depreciated using the straight-line method over the estimated useful lives which range from 3 to 27 years.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


          Equipment and cattle are depreciated using a straight-line method over the estimated useful lives which range from three to seven years.

          The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd.

     (f)  OTHER ASSETS

          Other assets consist principally of loan origination fees, long-term processing arrangement prepayment and artwork and plates. The cost of artwork and plates is amortized using the straight-line method over three years. Loan origination fees are amortized using the interest method over the term of the respective loan. The long-term processing arrangement prepayment is expensed over the processing period not to exceed five years. Accumulated amortization of loan origination fees, organization costs and artwork at December 31, 2000 and 1999 totaled $395,000 and $215,000, respectively.

     (g)  REVENUE RECOGNITION

          Sales are recognized at the time of shipment, and provisions are made for allowances, returns and guarantees. Sales to new customers are at times made on a 90-day guarantee basis; if the customer is unable to sell all of the Company's products during the first 90 days after it becomes a customer, the Company issues a credit for unsold inventory. Estimated returns are recognized as a reduction to revenue accounts receivable.

     (h)  ADVERTISING COSTS

          Advertising costs are expensed in the year incurred. Advertising costs, which are included in selling expenses, totaled $596,000, $1,610,000 and $301,000 during 2000, 1999 and 1998, respectively.

     (i)  FOREIGN EXCHANGE RISK

          The accounts of the Company's foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period- end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity.

          The Company occasionally enters into foreign exchange contracts in order to reduce its economic exposure to fluctuations in currency exchange rates on certain foreign operations through the use of forward delivery commitments. Generally, open forward delivery commitments are marked to market at the end of each accounting period and corresponding gains and losses are recognized in other income (expense).

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     (j)  INCOME TAXES

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

     (k)  EARNINGS PER SHARE

                                                                     2000             1999           1998
                                                                    -------          -----          ------
                                                                   (In thousands, except per share amounts)
          Income before extraordinary item                          $   519          1,402             900
          Extraordinary item, net of income tax benefit                  --             --            (414)
                                                                    -------          -----          ------
                Net income                                          $   519          1,402             486
                                                                    =======          =====          ======
          Common and common equivalent shares outstanding:
            Historical common shares outstanding
              at beginning of year                                    9,744          9,656           5,052
            Weighted average common equivalent
              shares issued during year                                  52             12           2,287
                                                                    -------          -----          ------
            Weighted average common shares
              issued - basic                                          9,796          9,668           7,339
            Weighted average common equivalent
              shares issued during period                               234            324             403
                                                                    -------          -----          ------
                Weighted average common
                  shares issued - diluted                            10,030          9,992           7,742
                                                                    =======          =====          ======
          Earnings per basic share:
            Income per share                                        $   .05            .15             .12
            Extraordinary item per share                                 --             --            (.05)
                                                                    -------          -----          ------
                Net income per share                                $   .05            .15             .07
                                                                    =======          =====          ======
          Earnings per diluted share:
            Income per share                                        $   .05            .14             .11
            Extraordinary item per share                                 --             --            (.05)
                                                                    -------          -----          ------
                Net income per share                                $   .05            .14             .06
                                                                    =======          =====          ======

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


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

          Stock options, warrants and their equivalents to purchase 425,900 common shares were excluded from the treasury stock calculation because they were anti-dilutive.

     (l)  STOCK OPTION PLAN AND STOCK OPTION AGREEMENTS

          The Company accounts for its stock option plan and stock option agreements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AN INTERPRETATION OF APB OPINION NO. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company continues to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

     (m)  INTANGIBLES AND LONG-LIVED ASSETS

          The excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 15 years. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (without interest costs) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has recorded no impairment losses.

     (n)  EMPLOYEE BENEFIT PLANS

          The Company adopted a defined contribution retirement plan (Plan) during 1997 under which eligible employees may elect to defer current compensation by up to certain statutorily prescribed annual limits and contribute such amount to the Plan. Prior to 2000, the Plan provided for the Company to match an employee's contribution in an amount up to 3% of such employee's compensation. In 2000, the Plan was changed to provide for the Company to match an employee's contribution in an amount up to 2% of such employee's compensation.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


          The Company contributed $97,000, $78,000 and $58,000 to the Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

          Additionally, the Company adopted a gain sharing plan (Gain Sharing
          Plan) during 2000 under which eligible employees in the Gain Sharing Plan will be credited annually at year end with the Company's common stock in an amount equal to 1% of such employee's compensation. The Company contributed $64,000 of common stock in 2000 based on fair value at the date of grant to the Gain Sharing Plan.

     (o)  SIGNIFICANT CUSTOMERS

          The Company's two largest customers in 2000 were a national distributor which is comprised of five regional distributors who have independent purchasing arrangements with the Company and a dairy processor and distributor headquartered in Boston. Sales to these customers are included in the marketing segment. For such period, these two customers each accounted for approximately 12% of the Company's sales. Sales to these two customers were approximately 18.0% and 9.8%, and 20.0% and 0.0% in 1999 and 1998, respectively.

     (p)  USE OF ESTIMATES

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

     (q)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

(3)  ACQUISITIONS

     On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms Limited (Meadow Farms), a private company incorporated in England and Wales, for approximately $24.2 million in cash plus acquisition costs of approximately $1.7 million. The acquisition included Meadow Farms' wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of approximately $24.4 million is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years. The Meadow Farms acquisition was financed with a $25.0 million Senior Secured Term Loan. Operating results of Meadow Farms have been included in the Company's consolidated statement of income beginning June 1, 2000.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     Also on June 1, 2000, the Company acquired all of the outstanding and issued common stock of Organic Matters Limited (Organic Matters), a private company incorporated in England and Wales, for approximately $2.1 million in cash. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.1 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. Operating results of Organic Matters have been included in the Company's consolidated statement of income beginning June 1, 2000.

     In April 1999, the Company acquired all of the assets and liabilities of Rachel's Dairy, Limited. (Rachel's), a private company incorporated in England and Wales, for approximately $2.4 million in cash plus acquisition costs of $.4 million. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.5 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. The results of operations of Rachel's have been included in the Company's consolidated statement of income beginning April 1, 1999.

     The following unaudited pro forma financial information presents the combined results of operations of the Company, Meadow Farms and Organic Matters as if the acquisitions had occurred at the beginning of 1999, after giving effect to certain adjustments including amortization of intangible assets, interest expense, reduction of milk bonus payments and income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Meadow Farms and Organic Matters constituted a single entity during such periods.

                                                 YEAR ENDED           YEAR ENDED
                                                DECEMBER 31,         DECEMBER  31,
                                                    2000                 1999
                                                -----------          ------------
                                               (unaudited, dollars in thousands)
          Net sales                             $   138,966             106,093
                                                ===========             =======
          Net income                            $       119               1,072
                                                ===========             =======
          Net income per basic share            $      0.01                0.11
                                                ===========             =======
          Net income per diluted share          $      0.01                0.11
                                                ===========             =======


(4)  PURCHASE OF CERTAIN ASSETS

     ACQUISITION OF THE ORGANIC COW OF VERMONT BRAND NAME

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

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(5)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                DECEMBER 31,   DECEMBER 31,
                                                   2000           1999
                                                ------------   ------------
     Grain and feed                              $ 5,760         5,223
     Crops growing, fertilizer and other             394           320
     Finished goods                                9,940         1,726
     Raw materials                                 6,316         1,666
                                                 -------         -----
                                                 $22,410         8,935
                                                 =======         =====


(6)  ASSET HELD FOR SALE

     During 2000, the Company concluded that, due to the increased interest in the production of organic milk by conventional dairy farmers, it no longer needs to commit capital to the expansion of its own farms or to build new ones. Accordingly, the Company is determined to sell its 607 acre farm property near Wilton, California (the California Farm). The asset held for sale is not used in operations and is recorded at the lower of cost or net realizable value (fair value less costs to sell). The Company does not expect a loss on the sale.

(7)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                             DECEMBER 31,      DECEMBER 31,
                                                                 2000             1999
                                                             ------------      ------------
     Dairy processing equipment                               $  2,202              775
     Land and water rights                                       3,046            2,799
     Dairy and feedlot facilities                               10,948           10,632
     Rolling stock, vehicles and farm equipment                  3,134            2,503
     Cream separator                                               626              622
     Employee housing                                            1,036              942
     Leasehold improvements                                      3,164              483
     Office equipment and other                                  3,334            2,058
                                                              --------           ------
                                                                27,490           20,814
       Less accumulated depreciation and amortization           (4,304)          (2,738)
                                                              --------           ------
         Total property and equipment                         $ 23,186           18,076
                                                              ========           ======

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(8)  CATTLE

     Cattle consists of the following (dollars in thousands):

                                                           DECEMBER 31,      DECEMBER 31,
                                                              2000              1999
                                                            --------          -------
     Number of head-milking cows and breeding bulls            7,513            6,856
     Number of head-replacement heifers                        2,752            3,753
                                                            --------          -------
         Total cattle                                         10,265           10,609
                                                            ========          =======
     Cost-milking cows and breeding bulls                   $ 12,942           11,084
     Cost-replacement heifers                                  3,738            3,634
                                                            --------          -------
                                                              16,680           14,718
         Less accumulated depreciation                        (2,715)          (1,981)
                                                            --------          -------
                                                            $ 13,965           12,737
                                                            ========          =======

     The Company has reflected its investment in cattle at cost. Cattle are depreciated using the straight-line method over 5 years to an estimated salvage value of $325 per head.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(9)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                         2000           1999
                                                                                       --------       -------
     Senior Secured Term Loan note payable to U.S. Bank National Association
      (U.S. Bank) with interest at LIBOR plus a varying margin spread of 1.65% to
      2.5% (9.13% at December 31, 2000) with quarterly principal payments with the unpaid balance due May 31, 2005. Interest is payable in conjunction with LIBOR pricing maturity dates and is secured by substantially all
      assets of the Company                                                            $ 24,600            --

     Revolving line of credit with U.S. Bank with maximum borrowing of
      $25,000,000 with interest at LIBOR plus a varying margin spread of 1.65% to
      2.5% (9.13% at December 31, 2000), secured by substantially all assets of the Company, available through May 31, 2003. Interest is payable in
      conjunction with LIBOR pricing period maturity dates                               16,028            --

     Note payable to H.P. Hood Inc. with interest at 5.3%, payable in annual
      installments over four years                                                        6,499         8,451

     Note payable to Peoples Bank of Kent County, Maryland with interest at prime (9.5% at December 31, 2000), payable in monthly installments with the unpaid balance due April 15, 2018, secured by certain property. The note holder has the right to demand repayment of principal and interest in full
      at any time on or after April 15, 2001                                                471           479

     Note payable to Peoples Bank of Kent County, Maryland with interest at prime (9.5% at December 31, 2000), payable in monthly installments with the
      unpaid balance due October 27, 2002, secured by certain property                      643           660

     Note payable to Farm Credit Services with 5 year adjustable rate interest at 6.5%, payable in monthly installments with the unpaid balance due July
      1, 2010                                                                             3,197         3,453

     Obligations under capital leases with maturities from one to three years with imputed interest rates ranging from 7.93% to 10.89%, secured by
      related equipment                                                                     824           287

     Other debt                                                                             175           248
                                                                                       --------       -------
        Total long-term debt                                                             52,437        13,578
     Less current portion                                                                (6,752)       (2,323)
                                                                                       --------       -------
        Long-term debt, excluding current portion                                      $ 45,685        11,255
                                                                                       ========       =======

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     The availability of the $25 million revolving line of credit is reduced by outstanding letters of credit of $7.5 million. Total availability under the line of credit is $1.5 million at December 31, 2000.

     Both U.S. Bank loans contain certain covenants that among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions.

     Aggregate maturities of long-term debt are as follows (in thousands):

                  December 31:
                    2001                  $ 6,752
                    2002                    5,998
                    2003                   23,508
                    2004                    5,313
                    2005                    9,135
                    Thereafter              1,731
                                          -------
                      Total               $52,437
                                          =======

(10) INCOME TAXES

     Income tax (expense) benefit attributable to income before income taxes consists of (in thousands):

                                         CURRENT       DEFERRED      TOTAL
                                         -------       --------      -----
     Year ended December 31, 2000:
       U.S. federal                     $   (47)        (230)        (277)
       State                                (11)         (27)         (38)
       Foreign                              (57)         (21)         (78)
                                        --------       -----       ------
                                        $  (115)        (278)        (393)
                                        =======        =====       ======
     Year ended December 31, 1999:
       U.S. federal                     $(1,006)         135         (871)
       State                               (192)          26         (166)
                                        --------       -----       ------
                                        $(1,198)         161       (1,037)
                                        =======        =====       ======
     Year ended December 31, 1998:
       U.S. federal                     $  (372)        (196)        (568)
       State                                (70)         (37)        (107)
                                        --------       -----       ------
                                        $  (442)        (233)        (675)
                                        =======        =====       ======


              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     Income tax (expense) benefit attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

                                                       DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                          2000             1999            1998
                                                       ------------     ------------    ------------
     Computed "expected" tax (expense) benefit            $  (310)           (829)         (536)
      (Increase) reduction in income taxes
      resulting from:
             State and local income taxes, net of
                federal benefit                               (25)           (110)          (70)
             Permanent differences                            (64)           (115)          (69)
             Other, net                                         6              17            --
                                                          -------          ------          ----
                                                          $  (393)         (1,037)         (675)
                                                          =======          ======          ====

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                                       DECEMBER 31,     DECEMBER 31,
                                                                           2000            1999
                                                                       ------------     ------------
     Deferred tax assets:
         Artwork and plates and cattle depreciation                       $    20             151
         Net operating loss carryforwards                                     472             717
         Write off of intangibles in purchase accounting                       49              71
         Start-up costs capitalized for tax                                    68             102
         Accrued compensation and vacation                                    222             106
         Other, net                                                           198             204
                                                                          -------          ------
                   Net deferred tax assets                                  1,029           1,351

      Deferred tax liability -
         step-up of property, equipment and cattle in acquisition          (3,180)         (2,179)
                                                                          -------          ------
                   Net deferred tax liabilities                            (2,151)           (828)
      Less current net deferred tax assets                                   (439)           (334)
                                                                          -------          ------
                   Long term deferred income tax liability                $(2,590)         (1,162)
                                                                          =======          ======

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, accordingly, there is no valuation allowance in 2000 or 1999.

     At December 31, 2000, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $1,212,000 which are available to offset future federal taxable income and expire in the following years (in thousands):

          2011                      $   614
          2012                          598
                                    -------
          Total                     $ 1,212
                                    =======

(11) STOCKHOLDERS' EQUITY

     During March 2000, two warrants were exercised to purchase an aggregate of 3,500 shares of the Company's common stock for $28,000. The warrants had an exercise price of $8.00 per share.

     During 1999, two warrants were exercised to purchase an aggregate of 25,769 shares of the Company's common stock for approximately $138,000. The warrants had an exercise price of $5.335 per share.

(12) STOCK OPTION PLAN AND STOCK OPTION AGREEMENTS

     The Company may grant up to 1,500,000 shares of its common stock for an incentive stock option plan (Plan) it implemented for key employees. Options are granted at the discretion of the Board of Directors with an exercise price equal to the stock's fair value on date of grant.

     In 2000, a total of 306,150 shares were granted by the Board. 36,000 nonqualified shares were granted to outside agents that vest 25% per year beginning one year after grant date and expire in 2005. 71,764 nonqualified shares were granted to employees that vest 25% per year beginning one year after grant date and expire in 2005. 198,386 qualified shares were granted to employees that vest 25% per year beginning one year after grant date and expire in 2005.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     In 1999, a total of 426,500 shares were granted by the Board. 175,436 nonqualified shares were granted to outside agents and employees that vest 25% per year beginning one year after grant date and expire in 2004. 251,064 qualified shares were granted to employees that vest 25% per year beginning one year after grant date and expire in 2004.

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

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $9.23, $6.27, and $2.82, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted- average assumptions: 2000 - no expected dividend yield, expected volatility of 70%, risk free rates ranging from 5.3% to 6.7%, and expected lives of 5 years 1999 - no expected dividend yield, expected volatility of 59%, risk-free interest rate of 5.8%, and expected lives of 5 years, 1998 - no expected dividend yield, expected volatility of 50% for options granted after July 2, 1998, risk-free interest rates ranging from 4.17% to 5.69% depending on the life of the option, and expected option lives of 4.5 years.

     The Company applies the principles in APB Opinion No. 25 in accounting for its Plan and stock option agreements and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                                    2000           1999        1998
                                                  -------         ------      ------
     Net income, as reported                      $   519         1,402         486
                                                  =======         =====         ===
     Net income, pro forma                        $    57         1,125         463
                                                  =======         =====         ===
     Net income per basic share, pro forma        $   .01           .12         .06
                                                  =======         =====         ===
     Net income per diluted share, pro forma      $   .01           .11         .06
                                                  =======         =====         ===

     The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are made each year.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

     Stock option activity during the years indicated was as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                              NUMBER OF              RANGE OF          EXERCISE
                                               SHARES             EXERCISE PRICES        PRICE
                                              ----------          ---------------      --------
     Balance at December 31, 1997                540,268          $1.25 -  $6.50         $3.28
       Granted                                    66,250          $6.50 - $12.75        $10.08
       Canceled                                   (7,750)         $6.50 - $12.75        $12.55
                                              ----------
     Balance at December 31, 1998                598,768          $1.25 - $14.88         $3.91
       Granted                                   426,500          $7.01 - $17.25        $11.25
       Exercised                                 (48,330)         $1.25 -  $6.50         $3.33
       Canceled                                  (23,875)         $3.22 - $17.25        $10.45
                                              ----------
     Balance at December 31, 1999                953,063          $1.25 - $17.25         $7.03
       Granted                                   306,150          $6.50 - $17.25         $9.33
       Exercised                                (126,874)         $1.25 -  $6.50         $2.61
       Canceled                                 (100,811)         $3.22 - $17.25        $10.41
                                              ----------
     Balance at December 31, 2000              1,031,528          $1.25 - $17.25         $8.04
                                              ==========
     Number of options exercisable at
       December 31, 2000                         442,689
                                              ==========


                                        WEIGHTED AVERAGE        NUMBER          WEIGHTED
                                           REMAINING        EXERCISABLE AT      AVERAGE
                            NUMBER      CONTRACTUAL LIFE     DECEMBER 31,       EXERCISE
     EXERCISE PRICE      OUTSTANDING        (YEARS)             2000             PRICE
     --------------      -----------    ----------------    --------------      --------
     $    1.25              45,000            3.2               45,000          $  1.25
          2.10              85,000             .3               85,000             2.10
      3.22 - 3.54           61,250             .5               61,250             3.35
      4.85 - 7.88          269,877            2.7              150,813             5.97
      8.25 - 11.00         439,776            4.1               60,251             8.78
     12.63 - 17.25         130,625            3.2               40,375            16.25
                         ---------                           ---------
                         1,031,528            3.1              442,689             5.73
                         =========           ====            =========          =======

     Canceled options are a result of employee terminations and forfeitures. As of December 31, 2000, the Company had 581,661 options available for grant under the Plan and had 170,250 options outstanding outside of the Plan, which were granted prior to establishing the Plan.

(13) LEASES

     The Company has noncancelable operating leases, primarily for office space and office equipment, expiring at various dates from 2000 to 2007. These leases generally require the Company to pay all

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     executory costs such as maintenance and insurance. Rent expense totaled $392,000 in 2000, $271,000 in 1999 and $278,000 in 1998.

     Future minimum lease payments under noncancelable operating and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 were as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES       LEASES
                                                            -------    ---------
     Year ended December 31:
       2001                                                   $345        878
       2002                                                    310        724
       2003                                                    260        675
       2004                                                     --        585
       2005                                                     --        574
       Thereafter                                               --        958
                                                              ----      -----
         Total minimum lease payments                          915      4,394
                                                                        =====
       Less amounts representing interest                       91
                                                              ----
         Present value of minimum capital lease payments       824
       Less current portion                                    295
                                                              ----
         Capital lease obligations, less current portion      $529
                                                              ====

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, other assets, trade accounts payable and other accrued expenses approximate fair value because of the short maturity of these instruments.

     The carrying amounts of long-term debt approximates fair value because the interest rates are variable at market rates or because the rates are based on currently offered rates by lending institutions for similar debt instruments of comparable maturities.

     The fair value of the Company's foreign currency forward delivery contract outstanding at December 31, 2000 is estimated by reference to market quotations received from banks. At December 31, 2000 the contract value of the foreign currency forward delivery contract outstanding approximated fair value.

(15) RELATED PARTY TRANSACTIONS

     (a)  AURORA DAIRY CORPORATION

          The Company entered into a Dairy Herd Management and Supply Agreement on March 5, 1999 (subsequently amended on June 9, 1999) with Aurora Dairy Corporation (Aurora) whose majority owner is a former Company board member. The agreement allows the Company to provide and maintain an organic dairy herd at Aurora's facilities in Platteville, Colorado approximating 1,150 head milking. The Company is to provide the feed for the animals and

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


          has paid for approximately $270,000 in 1999 in equipment and leasehold improvements. Aurora manages the herd and pays for all operating expenses outside of the feed, breeding, and cattle costs and the related leasehold Company purchased equipment depreciation. The management fees vary throughout the term of the contract but require a minimum of $90,000 per month. The contract runs from October 1999 through September 2002. The Company has the option to renew the agreement for up to an additional 18 months in six-month increments provided that the Company gives Aurora notice of its extension by June 30, 2002.

          The payments made during 2000 to Aurora for management fees were $1,460,723. The Company paid Aurora $83,607 for feed and cattle during 2000. On April 26, 2000, the Company entered into a Dairy Cattle Exchange Contract with Aurora, in which the Company agreed to deliver to Aurora, 600 head of cattle between April and June 2000. In exchange, Aurora would deliver 600 head of cattle to the Company between December 2000 and March 2001. Aurora agreed to pay the Company interest during 2000 relating to this exchange of $6,918. As of December 31, 2000, Aurora had delivered 131 head of cattle back to the Company. During 2000, Aurora purchased from the Company 889 head of cattle of varying ages for $395,637.

     (b)  ROBINSON DAIRY, INC.

          On January 1, 1999, the Company entered into a Processing and Distribution Agreement (Agreement) with Robinson Dairy, Inc., (Robinson) whereby the Company will not engage another processor located within the state of Colorado. A director of the Company controlled Robinson. Per the agreement, the Company will pay minimum co-packing fees for processing product through December 31, 2003. The Company incurred expenses of approximately $2,373,000, $779,000 and $1,049,000 during 2000, 1999 and 1998, respectively. Robinson has since been acquired by Suiza which is a related party to the Company.

     (c)  SUIZA

          In 1998, Horizon entered into agreements with Suiza, a manufacturer and distributor of fresh milk and related dairy products. Horizon's relationship with Suiza includes five-year processing and distribution agreements with three of Suiza's subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada, which currently processes organic fluid milk for Horizon; Robinson Dairy, a fluid milk processor located in Colorado, which currently processes organic milk for Horizon; and Garelick Farms, a fluid milk processor and distributor with several locations in the northeastern United States, which does not currently process any products for Horizon. The processing and distribution agreement with Model Dairy provides that it will distribute all SKUs of Horizon's organic fluid milk products which are available for sale in its territory. The Company also moved the processing of its organic chocolate milk, its organic yogurt and sour cream and its organic cottage cheese to three Suiza owned facilities in California. Amounts paid to Suiza and its subsidiaries under these agreements totaled $8,814,000, $4,487,000 and $1,677,000 in 2000, 1999 and 1998, respectively.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     (d)  DEBT GUARANTEE

          During 1998, the Company paid fees to one of its directors for the guarantee of certain debt at one percent of the amount guaranteed. The Company paid approximately $29,000 to this director in connection with guarantee fees in 1998. The guarantees were released in 1998.

(16) PURCHASE COMMITMENTS

     The Company contracts with various organic farmers and cooperatives throughout the United States and the United Kingdom for organic farm milk. In the United States, these contracts are generally for twelve to twenty-four months and are renewable upon agreement by the Company and the producer. In the United Kingdom, these contracts are three months to four years and are renewable upon agreement by the Company and the producer. All United States and United Kingdom production contracts require that the Company purchase minimum quantities of organic farm milk and are priced using butterfat differentials and quality testing. The Company believes that these contracts approximate organic farm milk prices at December 31, 2000. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk and records the difference in the Company's purchase price and the conventional price in cost of sales.

(17) EMPLOYEE STOCK PURCHASE PLAN

     In April 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the Purchase Plan), to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the Purchase Plan, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. A new offering period begins every January and July.

     All employees are eligible to participate in the Purchase Plan if they are employed by and their Purchase Plan participation application is completed by the biannual offering dates. Employees can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied on specific purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair value of the common stock on the commencement date of each offering or the purchase date. Employees may end their participation in the offering at any time during the offering, and participation ends automatically on termination of employment. Holders of five percent or more of the Company's outstanding common stock are not eligible to participate in the Purchase Plan.

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

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(18) QUARTERLY RESULTS (UNAUDITED)

     The following table sets forth selected quarterly unaudited financial information for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                     YEAR ENDED DECEMBER 31, 2000
                                                        -------------------------------------------------
                                                        1ST QTR       2ND QTR       3RD QTR       4TH QTR
                                                        -------       -------       -------       -------
     Net sales                                           26,336        29,692        33,392        37,786

     Gross profit                                         8,401        10,229        10,299        11,374

     Total operating expenses                             7,765         8,970         8,840        11,321

     Operating income (loss)                                636         1,259         1,459            53

     Other income (expense)                                (116)         (400)       (1,005)         (974)

     Income (loss) before income taxes                      520           859           454          (921)

     Income tax benefit (expense)                          (213)         (345)         (177)          342

     Net income (loss)                                      307           514           277          (579)

     Net income (loss) per share, basic                     .03           .05           .03          (.06)
     Net income (loss) per share, diluted                   .03           .05           .03          (.06)

     Weighted average shares outstanding - basic          9,753         9,777         9,814         9,839
     Weighted average shares outstanding - diluted       10,025        10,048        10,078         9,969


                                                                      YEAR ENDED DECEMBER 31, 1999
                                                        -------------------------------------------------
                                                        1ST QTR       2ND QTR       3RD QTR       4TH QTR
                                                        -------       -------       -------       -------
     Net sales                                           16,423        20,590        22,798        24,960

     Gross profit                                         5,522         7,232         8,143         7,283

     Total operating expenses                             4,868         6,106         6,806         8,019

     Operating income (loss)                                654         1,126         1,337          (736)

     Other income (expense)                                 182           (16)          (69)          (39)

     Income (loss) before income taxes                      836         1,110         1,268          (775)

     Income tax benefit (expense)                          (334)         (444)         (507)          248

     Net income (loss)                                      502           666           761          (527)

     Net income (loss) per share, basic                     .05           .07           .08          (.06)
     Net income (loss) per share, diluted                   .05           .07           .08          (.05)

     Weighted average shares outstanding - basic          9,666         9,692         9,719         9,544
     Weighted average shares outstanding - diluted       10,099        10,129        10,093         9,868

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998



(19) REPORTABLE SEGMENTS

     The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic in fluid milk and organic dairy products. The following table sets forth selected segment data for the fiscal years ended December 31, 2000 and 1999 (in thousands):

                                                    YEAR ENDED DECEMBER 31, 2000
                    ---------------------------------------------------------------------------------------------------------------
                                                                                                U.S. AND    INTERNATIONAL
                               DAIRY FARM      U.S.          U.S.       U.S.                  INTERNATIONAL  ELIMINATIONS
                    MARKETING  OPERATIONS  ELIMINATIONS  ADJUSTMENTS  SUBTOTAL  INTERNATIONAL   SUBTOTAL      WITH U.S.     TOTAL
                    ---------  ----------  ------------  -----------  --------  ------------- ------------  -------------  --------
Total net sales     $ 104,966    25,759      (25,759)          --      104,966      22,240      127,206                     127,206
Cost of goods
  sold                 73,679    14,765      (14,765)      (3,548)      70,131      16,772       86,903                      86,903
                    ---------    ------      -------       ------     --------     -------     --------       --------     --------
  Gross margin         31,287    10,994      (10,994)       3,548       34,835       5,468       40,303             --       40,303
Operating expenses     30,882     7,575       (7,575)         129       31,010       5,885       36,896                      36,896
                    ---------    ------      -------       ------     --------     -------     --------       --------     --------
  Operating income        405     3,419       (3,419)       3,419        3,824        (417)       3,407             --        3,407
Interest income         1,163        33         (933)          --          262          37          299                         299
Interest expense         (637)   (1,300)         933           --       (1,004)     (1,643)      (2,647)                     (2,647)
Other                    (139)       --           --           --         (139)         (8)        (147)                       (147)
                    ---------    ------      -------       ------     --------     -------     --------       --------     --------
  Income (loss)
    before income
    taxes                 792     2,151       (3,419)       3,419        2,944      (2,031)         912             --          912
Income tax benefit
  (expense)              (315)     (856)          --           --       (1,171)        777         (393)                       (393)
                    ---------    ------      -------       ------     --------     -------     --------       --------     --------
  Net income (loss) $     477     1,296       (3,419)       3,419        1,773      (1,254)         519             --          519
                    =========    ======      =======       ======     ========     =======     ========       ========     ========
Segment assets      $ 121,734    45,231      (39,189)          --      127,776      37,683      165,459        (33,295)     132,164
                    =========    ======      =======       ======     ========     =======     ========       ========     ========

     The following additional supplemental information is already included in cost of goods sold or in operating expenses above:

Depreciation and
  amortization      $   1,742     3,061           --           --        4,802       1,632        6,435             --        6,435

Loss on sale of
  cattle and
  equipment                 0     2,311           --           --        2,311          --        2,311             --        2,311


                                                                     (Continued)

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


                                                         YEAR ENDED DECEMBER 31, 1999
                    ---------------------------------------------------------------------------------------------------------------
                                                                                                U.S. AND    INTERNATIONAL
                               DAIRY FARM      U.S.          U.S.       U.S.                  INTERNATIONAL  ELIMINATIONS
                    MARKETING  OPERATIONS  ELIMINATIONS  ADJUSTMENTS  SUBTOTAL  INTERNATIONAL   SUBTOTAL      WITH U.S.     TOTAL
                    ---------  ----------  ------------  -----------  --------  ------------- ------------  -------------  --------
Total net sales      $ 80,417    20,597      (20,597)          --       80,417       4,354       84,771                      84,771
Cost of goods
  sold                 56,220    12,397      (12,397)      (2,472)      53,748       2,843       56,591                      56,591
                     --------   -------      -------       ------      -------      ------      -------       -------      --------
  Gross margin         24,197     8,200       (8,200)       2,472       26,669       1,511       28,180            --        28,180
Operating expenses     24,349     5,857       (5,857)         129       24,478       1,321       25,799                      25,799
                     --------   -------      -------       ------      -------      ------      -------       -------     --------
  Operating income       (152)    2,343       (2,343)       2,343        2,191         190        2,381            --        2,381

Interest income         1,681        17         (719)          --          979          --          979          (124)         855
Interest expense         (447)     (976)         719           --         (704)       (124)        (828)          124         (704)
Other                     (93)       --           --           --          (93)         --          (93)                       (93)
                     --------   -------      -------       ------      -------      ------      -------       -------     --------
  Income (loss)
    before income
    taxes                 989     1,384       (2,343)       2,343        2,373          67        2,439            --        2,439
Income tax benefit
  (expense)              (420)     (589)          --           --       (1,009)        (28)      (1,037)                   (1,037)
                     --------   -------      -------       ------      -------      ------      -------       -------     --------
  Net income (loss)  $    569       795       (2,343)       2,343        1,364          39        1,402            --        1,402
                     ========   =======      =======       ======      =======      ======      =======       =======     ========
Segment assets       $ 79,623    38,471      (34,713)          --       83,381       4,764       88,145        (3,533)      84,612
                     ========   =======      =======       ======      =======      ======      =======       =======     ========


     The following additional supplemental information is already included in cost of goods sold or in operating expenses above:

Depreciation and
  amortization       $  1,287     2,500           --           --        3,787         152        3,939            --        3,939
Loss on sale of
  cattle and
  equipment                 0     1,738           --           --        1,738          --        1,738            --        1,738


              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(20) CONTINGENCY

     The Company is a party to certain legal and regulatory proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.