Form 10-Q
period 2001-03-31
HORIZON ORGANIC HOLDING CORP
filed 2001-05-15
CIK 1041255

--------------------------------------------------------------------------------


                        --------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_. No ___.

         As of April 30, 2001, the registrant had outstanding 9,946,098 shares of its common stock, $.001 par value per share.

--------------------------------------------------------------------------------

                       HORIZON ORGANIC HOLDING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                              NO.
                                                                                             ----
                                           PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheets                                                      3
              Consolidated Statements of Operations and Comprehensive Income (Loss)            4
              Consolidated Statements of Cash Flows                                            5
              Notes to Consolidated Financial Statements                                    6-10

Item 2.       Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                    11-13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                      14

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                15

SIGNATURE                                                                                     16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

             As of March 31, 2001 (unaudited) and December 31, 2000

                                ASSETS                                               2001           2000
                                                                                --------------  -------------
Current Assets:
    Cash and cash equivalents                                                   $     2,310          2,438
    Trade accounts receivable, less allowance for doubtful accounts
       of $201 in 2001 and $216 in 2000                                              18,087         18,580
    Inventories                                                                      21,942         22,410
    Asset held for sale                                                               1,813          1,812
    Deferred income tax assets                                                          440            439
    Prepaid and other current assets                                                  3,308          3,280
                                                                                --------------  -------------
               Total current assets                                                  47,900         48,959
                                                                                --------------  -------------
Property, Equipment and Cattle:
    Cattle, net                                                                      13,254         13,965
    Property and equipment, net                                                      23,596         23,186
                                                                                --------------  -------------
               Total property, equipment and cattle                                  36,850         37,151
                                                                                --------------  -------------
Other Assets:
    Intangible assets, net of accumulated amortization of $5,073 in
       2001 and $4,332 in 2000                                                       42,127         44,348
    Other assets, net                                                                 1,695          1,706
                                                                                --------------  -------------
               Total other assets                                                    43,822         46,054
                                                                                --------------  -------------
               Total Assets                                                     $   128,572        132,164
                                                                                ==============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Current portion of long-term debt                                           $     6,253          6,752
    Trade accounts payable                                                           11,411         11,500
    Other accrued expenses                                                            5,564          6,993
                                                                                --------------  -------------
               Total current liabilities                                             23,228         25,245
                                                                                --------------  -------------
Long-Term Liabilities:
    Long-term debt, less current portion                                             45,967         45,685
    Deferred income tax liabilities                                                   2,583          2,590
                                                                                --------------  -------------
               Total long-term liabilities                                           48,550         48,275
                                                                                --------------  -------------
               Total liabilities                                                     71,778         73,520
                                                                                --------------  -------------
Stockholders' Equity:
    Preferred stock, $.001 par value, authorized 5,000,000 shares;
       no shares issued or outstanding                                                 --             --
    Common stock, $.001 par value; authorized 30,000,000 shares;
       9,911,098 and 9,899,880 shares issued and outstanding in
       2001 and 2000, respectively                                                       10             10
    Additional paid-in capital                                                       58,926         58,884
    Accumulated other comprehensive loss - foreign currency
       translation adjustment                                                        (1,942)          (286)
    Retained earnings (deficit)                                                        (200)            36
                                                                                --------------  -------------
               Total stockholders' equity                                            56,794         58,644
                                                                                --------------  -------------
               Total Liabilities and Stockholders' Equity                       $   128,572        132,164
                                                                                ==============  =============

See accompanying notes to the unaudited consolidated financial statements.

             HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                    (In thousands, except per share amounts)

               For the three months ended March 31, 2001 and 2000

                                  (unaudited)

                                                                         2001        2000
                                                                     -----------  -----------
Net sales                                                            $  37,598       26,336
Cost of sales                                                           26,543       17,935
                                                                     -----------  -----------
            Gross profit                                                11,055        8,401
                                                                     -----------  -----------
Operating expenses:
    Selling                                                              7,641        5,443
    General and administrative                                           1,925        1,948
    Goodwill amortization                                                  824          374
                                                                     -----------  -----------
            Total operating expenses                                    10,390        7,765
                                                                     -----------  -----------
            Operating income                                               665          636
                                                                     -----------  -----------
Other income (expense), net:
    Interest income                                                         42          131
    Interest expense, net of interest capitalized of $60
       in 2001                                                          (1,046)        (222)
    Other, net                                                             (40)         (25)
                                                                     -----------  -----------
            Total other expense, net                                    (1,044)        (116)
                                                                     -----------  -----------
            Income (loss) before income taxes                             (379)         520
Income tax benefit (expense)                                               144         (213)
                                                                     -----------  -----------
            Net income (loss)                                        $    (235)         307
                                                                     ===========  ===========

Net income (loss) per basic and diluted share                        $    (.02)         .03
                                                                     ===========  ===========

Weighted average shares outstanding:
    Basic                                                                9,901        9,753
    Diluted                                                              9,901       10,025

Comprehensive income (loss):
    Net income (loss)                                                $    (235)         307
    Foreign currency translation adjustment                             (1,656)          (1)
                                                                     -----------  -----------
            Comprehensive income (loss)                              $  (1,891)         306
                                                                     ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

               For the three months ended March 31, 2001 and 2000

                                  (unaudited)

                                                                                   2001         2000
                                                                              -------------  ------------
Cash flows from operating activities:
    Net income (loss)                                                         $     (235)          307
    Adjustments to reconcile net income to net cash
       from operating activities:
          Provision for doubtful accounts                                             12            49
          Depreciation and amortization                                            1,850         1,176
          Loss on sale of cattle and equipment                                       519           705
          Deferred income tax                                                          7           (18)
          Noncash payments for director services                                       6             5
          Change in operating assets and liabilities:
            Trade accounts receivable                                                272          (693)
            Inventories                                                              414        (1,942)
            Prepaid and other current assets                                         (75)           23
            Other assets                                                               5            --
            Trade accounts payable                                                    73        (1,577)
            Other accrued expenses                                                (1,196)           35
            Income taxes payable                                                    (145)           45
                                                                              -------------  ------------
                    Net cash provided by (used in) operating activities            1,507        (1,885)
                                                                              -------------  ------------
Cash flows from investing activities:
    Sale of marketable securities                                                     --         3,249
    Purchases of property and equipment                                           (1,071)       (2,172)
    Proceeds from equipment sales                                                     19             1
    Purchases of cattle                                                           (1,353)       (2,361)
    Proceeds from cattle sales                                                     1,066           543
    Other assets                                                                     (58)         (118)
                                                                              -------------  ------------
                    Net cash used in investing activities                         (1,397)         (858)
                                                                              -------------  ------------
Cash flows from financing activities:
    Proceeds from long-term line of credit                                         1,035            --
    Proceeds from long-term debt, other than line of credit                          273            --
    Repayments of long-term debt, other than line of credit                       (1,517)         (184)
    Proceeds from exercise of stock options and warrants                              35            81
                                                                              -------------  ------------
                    Net cash used in financing activities                           (174)         (103)
Effect of exchange rate changes on cash                                              (64)           --
                                                                              -------------  ------------
                    Net decrease in cash and cash equivalents                       (128)       (2,846)
Cash and cash equivalents at beginning of period                                   2,438         3,693
                                                                              -------------  ------------
Cash and cash equivalents at end of period                                    $    2,310           847
                                                                              =============  ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $    1,329            86
                                                                              =============  ============
    Cash paid during the period for income taxes                              $        1            --
                                                                              =============  ============
    Noncash investing and financing activities:
       Additional capital lease obligations                                   $      273            --
                                                                              =============  ============
       Common stock issued to outside directors                               $        6             5
                                                                              =============  ============

See accompanying notes to the unaudited consolidated financial statements.

              HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.       ACQUISITIONS

         On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms Limited ("Meadow Farms"), a private company incorporated in England and Wales, for approximately $24.2 million in cash plus acquisition costs of approximately $1.7 million. The acquisition included Meadow Farms' wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net tangible assets of approximately $24.4 million is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years. The Meadow Farms acquisition was financed with a $25 million Senior Secured Term Note. Operating results of Meadow Farms have been included in the Company's consolidated statement of income beginning June 1, 2000.

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

         The following unaudited pro forma financial information presents the combined results of operations of the Company, Meadow Farms and Organic Matters as if the acquisitions had occurred at the beginning of 2000, after giving effect to certain adjustments including amortization of intangible assets, interest expense, reduction of milk bonus payments and income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Meadow Farms and Organic Matters constituted a single entity during such period.

        (dollars in thousands, except per share amounts)                     THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------
                                                                                  2001                 2000
                                                                           -----------------     --------------
        Net sales                                                        $        37,598               33,391
                                                                           =================     ==============
        Net loss                                                         $          (235)                 (99)
                                                                           =================     ==============
        Net loss per basic and diluted share                             $          (.02)                (.01)
                                                                           =================     ==============

4.       LONG-TERM DEBT

         On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank National Association (U.S. Bank) to finance the Meadow Farms acquisition. The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (7.78% at March 31, 2001) with quarterly principal payments. Interest payments are made in conjunction with LIBOR pricing maturity dates.

         The Company also increased its credit line facility with US Bank from $20.0 million to $25.0 million. The credit line has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (7.78% at March 31, 2001). At March 31, 2001, the Company has borrowed $17.1 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit of $7.4 million. Total availability under the line of credit is $.5 million. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

5.       REPORTABLE SEGMENTS

         The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products. The following table sets forth selected segment data for the three months ended March 31, 2001 and 2000 (in thousands):

                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2001
                     ---------------------------------------------------------------------------------------------------------------
                                                                                                 U.S. AND    INTERNATIONAL
                                 DAIRY FARM      U.S.         U.S.        U.S.                 INTERNATIONAL ELIMINATIONS
                      MARKETING  OPERATIONS  ELIMINATIONS  ADJUSTMENTS  SUBTOTAL  INTERNATIONAL  SUBTOTAL      WITH U.S.     TOTAL
                     ----------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
Total net sales      $  29,632       6,287     (6,287)           --      29,632       7,966       37,598           --        37,598
Cost of goods sold      20,895       3,658     (3,658)         (574)     20,321       6,222       26,543           --        26,543
                     ----------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Gross margin          8,737       2,629     (2,629)          574       9,311       1,744       11,055           --        11,055
Operating expenses       8,619       2,087     (2,087)           32       8,651       1,738       10,390           --        10,390
                     ----------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Operating income        118         542       (542)          542         660           6          665           --           665
Interest income            454           7       (420)           --          42          --           42           --            42
Interest expense          (540)       (296)       420            --        (417)       (629)      (1,046)          --        (1,046)
Other                      (40)         --         --            --         (40)         --          (40)          --           (40)
                     ----------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Income (loss)
    before income
    taxes                   (9)        253       (542)          542         244        (623)        (379)          --          (379)
Income tax benefit
   (expense)                 3         (96)        --            --         (93)        237          144           --           144
                     ----------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Net income
   (loss)            $      (6)        157       (542)          542         151        (386)        (235)          --          (235)
                     ==========  ==========  ============  ===========  ========  =============  =========   =============  ========
Segment assets       $ 121,357      43,336    (38,533)           --     126,160      35,803      161,963      (33,392)      128,572
                     ==========  ==========  ============  ===========  ========  =============  =========   =============  ========


The following additional supplemental information is already included in cost of goods sold or in operating expenses above:


   Depreciation and
     amortization    $     473         825         --            --       1,298         553        1,850           --         1,850

   Loss on sale of
     cattle and
     equipment              --         519         --            --         519          --          519           --           519

                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2000
                     ---------------------------------------------------------------------------------------------------------------
                                                                                               U.S. AND    INTERNATIONAL
                                DAIRY FARM      U.S.         U.S.        U.S.                 INTERNATIONAL ELIMINATIONS
                     MARKETING  OPERATIONS  ELIMINATIONS  ADJUSTMENTS  SUBTOTAL  INTERNATIONAL  SUBTOTAL      WITH U.S.     TOTAL
                     ---------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
 Total net sales     $  24,776       6,192     (6,192)           --      24,776       1,560       26,336           --        26,336
 Cost of goods sold     17,796       3,620     (3,620)         (835)     16,961         974       17,935           --        17,935
                     ---------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Gross margin          6,980       2,572     (2,572)          835       7,815         586        8,401           --         8,401
 Operating expenses      7,069       1,769     (1,769)           32       7,101         663        7,765           --         7,765
                     ---------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Operating income        (89)        803       (803)          803         714         (77)         636           --           636
 Interest income           384           5       (295)           --          95          37          131           --           131
 Interest expense         (118)       (317)       295            --        (141)        (83)        (222)          --          (222)
 Other                     (25)         --         --            --         (25)         --          (25)          --           (25)
                     ---------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Income (loss)
     before income
     taxes                 152         491       (803)          803         643        (123)         520           --           520
 Income tax benefit
   (expense)               (73)       (190)        --            --        (263)         50         (213)          --          (213)
                     ---------  ----------  ------------  -----------  --------  -------------  ---------   -------------  --------
   Net income (loss) $      79         301       (803)          803         380         (73)         307           --           307
                     =========  ==========  ============  ===========  ========  =============  =========   =============  ========
 Segment assets      $  79,200      40,623    (37,534)           --      82,289       5,140       87,429       (4,157)       83,273
                     =========  ==========  ============  ===========  ========  =============  =========   =============  ========


The following additional supplemental information is already included in cost of goods sold or in operating expenses above:

  Depreciation and
    amortization     $     413         724         --            --       1,137          39        1,176           --         1,176

  Loss on sale of
    cattle and
    equipment               --         705         --            --         705          --          705           --           705

6.       EARNINGS PER SHARE

         Basic income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents are calculated using the treasury stock method. Excluded from the dilutive calculation are 1,200,351 options outstanding as antidilutive as of March 31, 2001. The following table sets forth the calculation of earnings (loss) per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                                2001           2000
                                                                            -----------    ----------
   Net income (loss)                                                        $   (235)           307
   Common and common equivalent shares outstanding:
     Historical common shares outstanding at beginning of period               9,900          9,743
     Weighted average common equivalent shares issued during period                1             10
                                                                            -----------    ----------
     Weighted average common shares  - basic                                   9,901          9,753
     Weighted average common equivalent shares outstanding during period           -            272
                                                                            -----------    ----------
     Weighted average common shares - diluted                                  9,901         10,025
                                                                            ===========    ==========
   Net income (loss) per basic and diluted share                            $   (.02)           .03
                                                                            ===========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors. These factors are discussed more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in Part I Item 1 under the heading "Risk Factors".

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         NET SALES. Net sales include product sales and royalties, less returns and allowances. Net sales increased 43% to $37.6 million for the three months ended March 31, 2001 from $26.3 million for the comparable period in 2000. Of this total net sales increase of $11.3 million, increased net sales from US operations were $4.9 million and increased net sales from international operations were $6.4 million. The increase in US net sales was primarily due to the increased sales of existing products to existing accounts and the continued expansion of conventional grocery distribution channels. Milk sales increased 22%, or $3.8 million, for the three months compared to the comparable period in 2000. The primary reason for growth was significant distribution expansion of ultra-pasteurized (UP) milk. This led to UP growth of 150%, or $5.1 million, for the three months compared to the comparable period in 2000. Fresh milk sales decreased by 9%, or $1.3 million, in comparison of the same two periods. Dairy sales, driven by re-staging the cheese line as well as increased industrial sales, increased 10%, or $.6 million, during the three month period compared to the comparable period in 2000. The Company's juice sales increased 33% to $2.1 million for the three months from $1.6 million for the comparable period in 2000. The increase in international net sales was primarily due to operations from the acquisition of Meadow Farms Limited (Meadow Farms) and Organic Matters Limited (Organic Matters) in the United Kingdom on June 1, 2000. The Company's international sales of branded milk increased by 30% since it converted from the Organic Matters brand to the Horizon Organic brand in late 2000.

         GROSS PROFIT. Gross profit consists of net sales, less cost of sales. Cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations. Gross profit increased 32% to $11.1 million for the three months ended March 31, 2001 from $8.4 million for the comparable period in 2000. As a percentage of net sales, gross profit decreased for the three months to 29.4% from 31.9% for the comparable period in 2000. This decrease was due primarily to an increase of $6.4 million in lower margin private label international sales. In the three months ended March 31, 2001 international sales had gross margins of 21.9% overall compared to 37.6% in the comparable period in 2000. The lower international gross margins reflect the results of a change in product mix to primarily private label products as a result of the Meadow Farms acquisition. The Company launched Horizon Organic branded milk sales in its international operations in late 2000. The Company expects the branded milk sales will increase the gross margin percentage in time. The US gross profit margins were 31.4% for the three months ended March 31, 2001 compared to 31.5% for the comparable period in 2000. Company wide efficiencies in processing and milk sourcing costs nearly offset increased cost of goods sold associated with the increased product mix of UP milk sales and $.3 million less farm contribution from the comparable period in 2000. This decrease in farm contribution was due to a short term decrease in milk production per milk cow.

         SELLING EXPENSES. Selling expenses include direct selling, marketing and distribution costs. Selling expenses for the three months ended March 31, 2001 increased 40% to $7.6 million from $5.4 million for the comparable period in 2000. As a percentage of net sales, selling expenses decreased for the three months to 20.3% from 20.7% for the comparable period in 2000. This decrease was due primarily to the international selling expenses decreasing to 10.3% for the three months from 15.4% for the comparable period in 2000 as a result of lower selling costs associated with private label products. The US selling costs increased to 23.0% for the three months from 21.0% for the comparable period in 2000 as a result of national promotions with natural foods customers and increased fuel costs, partially offset by efficiencies gained from warehouse consolidation and direct delivery shipments.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include operations and corporate support. General and administrative expenses for the three months ended March 31, 2001 were $1.9 million, virtually unchanged from the comparable period in 2000. As a percentage of net sales, general and administrative expenses decreased to 5.1% from 7.4%. This decrease in the percentage of general and administrative expenses to net sales was due to improved productivity in the US as well as decreased overhead charges resulting from United Kingdom acquisitions. The US general and administrative expenses as a percentage of net sales decreased to 5.1% for the three months from 6.4% for the comparable period in 2000. The international general and administrative expenses as a percentage of net sales decreased to 5.3% for the three months from 24.4% for the comparable period in 2000 due to the increased leverage of general and administrative expenses over a larger revenue base.

         GOODWILL AMORTIZATION. Goodwill amortization includes amortization of the excess purchase price of the businesses acquired and the related transaction costs over the net tangible assets acquired. Goodwill amortization for the three months ended March 31, 2001 was $.8 million, an increase of $.4 million, or 100%, from $.4 million during the comparable period in 2000. This increase in goodwill amortization was due to amortization of intangible assets associated with the acquisitions of Meadow Farms and Organic Matters on June 1, 2000.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net for the three months ended March 31, 2001 was an expense of $1.0 million compared to expense of $.1 million during the comparable period in 2000. This change was due to a reduced cash position as a result of the acquisitions of Meadow Farms, Organic Matters, increases in accounts receivable and inventories and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company's line of credit.

         INCOME TAX BENEFIT (EXPENSE). Income tax benefit for the three months ended March 31, 2001 was $.1 million, or 38% of loss before income taxes, a decrease of $.3 million from $.2 million income tax expense, or 41% of income before taxes, for the comparable period in 2000. The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

         NET INCOME (LOSS). The Company generated a net loss of $.2 million for the three months ended March 31, 2001, a decrease of $.5 million compared to net income of $.3 million for the comparable period in 2000. The decrease in net income was primarily due to increased goodwill amortization and interest expense associated with the acquisitions of Meadow Farms and Organic Matters and with working capital costs.

         COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) decreased to a loss of $1.9 million for the three months ended March 31, 2001 from $.3 million in income during the comparable period in 2000. This decrease was primarily due to the translation of the Company's investment in its United Kingdom (U.K.) subsidiaries to U.S. dollars from pound sterling ($1.7 million). The Company translates its U.K. assets and liabilities at the exchange rate in effect at the end of the period. At March 31, 2001 and December 31, 2000, U.K. pound sterling translated to U.S. dollars at approximately 1.417 and 1.494 dollars to the pound sterling, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         CASH PROVIDED BY (USED IN) OPERATIONS. Cash provided by operations during the three months ended March 31, 2001 was $1.5 million, an increase of $3.4 million from cash used by operations of $1.9 million during the comparable period in 2000. The increase in cash provided by operations was due primarily to $.4 million decrease in inventories and $.3 million decrease in accounts receivable during the three months compared to $1.9 million increase in inventories and $.7 million increase in trade accounts receivable during the comparable period in 2000.

         CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities during the three months ended March 31, 2001 totaled $1.4 million, compared to $.9 million for the corresponding period in 2000. The increase was due to the lack of sales of marketable securities to offset the routine cattle and equipment purchases during the three months compared to $3.2 million of marketable securities sold during the comparable period in 2000.

         CASH USED IN FINANCING ACTIVITIES. Cash used in financing activities during the three months ended March 31, 2001 totaled $.2 million, compared to $.1 million used in financing activities for the corresponding period in 2000. This increase was primarily due to the Company servicing its $25.0 million term loan with US Bank. Most of the debt service was offset by a $1.0 million draw on the credit line.

         Company management believes that cash and cash equivalents, cash expected to be generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company's current operating and capital expenditure needs.

         LONG-TERM DEBT. On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition. The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (7.78% at March 31, 2001) with quarterly principal payments. Interest payments are made in conjunction with LIBOR pricing maturity dates.

         The Company also has a credit line facility with US Bank for $25.0 million. The credit line has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 2.5% (7.78% at March 31, 2001). At March 31, 2001, the Company has borrowed $17.1 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit, which at March 31, 2001, were $7.4 million, primarily associated with The Organic Cow acquisition. Total availability under the line of credit is $.5 million at March 31, 2001. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

         In conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in four annual installments with a final maturity in 2003. At March 31, 2001, the balance of the note was $6.5 million and reduces the availability of the line of credit with US Bank as noted above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE CONTRACTS. The Company occasionally enters into forward financial instruments with a financial institution to manage and reduce the impact of changes in foreign currency rates. Generally, these instruments are marked-to-market at the end of each month and gains and losses are recorded in the statement of operations.

         INTEREST RATES. At December 31, 2000, the Company had approximately $8.1 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate long-term debt with fixed interest rate (including current portion) at December 31, 2000 was $7.6 million, which was less than the carrying value by $0.5 million. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at December 31, 2000, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $0.4 million. Additionally at March 31, 2001, the Company had approximately $44.3 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $0.4 million over a twelve month period.

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

         None.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORIZON ORGANIC HOLDING CORPORATION

Date:  May 15, 2001                 /s/  Thomas P. Briggs
                                   ---------------------------------------------
                                   Thomas P. Briggs
                                   Senior Vice President, Finance and
                                   Administration, Chief Financial Officer,
                                   Treasurer and Assistant Secretary
                                   (principal financial and accounting officer
                                   of the Company)