Form 10-Q
period 2001-06-30
HORIZON ORGANIC HOLDING CORP
filed 2001-08-14
CIK 1041255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File No. 000-24337

Horizon Organic Holding Corporation
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1405007
6311 Horizon Lane
Longmont, Colorado 80503
(303) 530-2711

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

             As of July 31, 2001, the registrant had outstanding 10,048,994 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of June 30, 2001 (unaudited) and December 31, 2000

Assets	2001	2000

Current Assets:
Cash and cash equivalents	$1,853	2,438
Trade accounts receivable, less allowance for doubtful accounts of $208 in 2001 and $216 in 2000	17,810	18,580
Inventories	21,624	22,410
Asset held for sale	1,802	1,812
Deferred income tax assets	440	439
Prepaid and other current assets	3,562	3,280

Total current assets	47,091	48,959

Property, Equipment and Cattle:
Cattle, net	13,850	13,965
Property and equipment, net	24,340	23,186

Total property, equipment and cattle	38,190	37,151

Other Assets:
Intangible assets, net of accumulated amortization of $5,880 in 2001 and $4,332 in 2000	41,353	44,348
Other assets, net	1,710	1,706

Total other assets	43,063	46,054

Total Assets	$128,344	132,164

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$6,547	6,752
Trade accounts payable	10,567	11,500
Other accrued expenses	6,659	6,993
Income taxes payable	150	—

Total current liabilities	23,923	25,245

Long-Term Liabilities:
Long-term debt, less current portion	44,425	45,685
Deferred income tax liabilities	2,583	2,590

Total long-term liabilities	47,008	48,275

Total liabilities	70,931	73,520

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 9,991,805 and 9,899,880 shares issued and outstanding in 2001 and 2000, respectively	10	10
Additional paid-in capital	59,151	58,884
Accumulated other comprehensive loss – foreign currency translation adjustment	(1,991)	(286)
Retained earnings	243	36

Total stockholders’ equity	57,413	58,644

Total Liabilities and Stockholders’ Equity	$128,344	132,164

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

For the three months ended June 30, 2001 and 2000

(unaudited)

	2001	2000

Net sales	$38,606	29,692
Cost of sales	26,462	19,463

Gross profit	12,144	10,229

Operating expenses:
Selling	7,651	6,370
General and administrative	1,996	2,073
Goodwill amortization	812	527

Total operating expenses	10,459	8,970

Operating income	1,685	1,259

Other income (expense), net:
Interest income	32	70
Interest expense	(934)	(455)
Other, net	(46)	(15)

Total other expense, net	(948)	(400)

Income before income taxes	737	859
Income tax expense	(295)	(345)

Net income	$442	514

Net income per basic and diluted share	$.04	.05

Weighted average shares outstanding:
Basic	9,945	9,777

Diluted	10,076	10,048

Comprehensive income:
Net income	$442	514
Foreign currency translation adjustment	(49)	(68)

Comprehensive income	$393	446

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

(In thousands, except per share amounts)

For the six months ended June 30, 2001 and 2000

(unaudited)

	2001	2000

Net sales	$76,205	56,027
Cost of sales	53,005	37,397

Gross profit	23,200	18,630

Operating expenses:
Selling	15,292	11,813
General and administrative	3,921	4,020
Goodwill amortization	1,636	901

Total operating expenses	20,849	16,734

Operating income	2,351	1,896

Other income (expense), net:
Interest income	74	201
Interest expense, net of interest capitalized of $60 in 2001	(1,980)	(692)
Other, net	(87)	(25)

Total other expense, net	(1,993)	(516)

Income before income taxes	358	1,380

Income tax expense	(151)	(559)

Net income	$207	821

Net income per basic and diluted share	$.02	.08

Weighted average shares outstanding:
Basic	9,923	9,765

Diluted	10,036	10,037

Comprehensive income (loss):
Net income	$207	821
Foreign currency translation adjustment	(1,705)	(69)

Comprehensive income (loss)	$(1,498)	752

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the six months ended June 30, 2001 and 2000

(unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$207	821
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	24	55
Depreciation and amortization	3,823	2,555
Loss on sale of cattle and equipment	847	1,264
Deferred income tax	7	(22)
Noncash payments for director services	12	12
Change in operating assets and liabilities:
Trade accounts receivable	531	(3,048)
Inventories	731	(7,061)
Prepaid and other current assets	(318)	(174)
Other assets	6	(375)
Trade accounts payable	(767)	1,259
Other accrued expenses	(242)	1,100
Income taxes payable	150	312

Net cash provided by (used in) operating activities	5,011	(3,302)

Cash flows from investing activities:
Sale of marketable securities	—	8,218
Payments for acquisitions, net of cash acquired of $32	—	(27,319)
Purchases of property and equipment	(2,428)	(3,197)
Proceeds from equipment sales	21	10
Purchases of cattle	(3,839)	(4,826)
Proceeds from cattle sales	2,134	1,663
Other assets and other	(207)	(104)

Net cash used in investing activities	(4,319)	(25,555)

Cash flows from financing activities:
Proceeds from long-term line of credit	3,785	5,275
Proceeds from long-term debt, other than line of credit	638	25,000
Repayments of long-term line of credit	(1,385)	—
Repayments of long-term debt, other than line of credit	(4,496)	(2,263)
Proceeds from exercise of stock options and warrants	197	81
Proceeds from issuance of common stock under ESPP	58	58

Net cash provided by (used in) financing activities	(1,203)	28,151

Effect of exchange rate changes on cash	(74)	(295)

Net decrease in cash and cash equivalents	(585)	(1,001)

Cash and cash equivalents at beginning of period	2,438	3,693

Cash and cash equivalents at end of period	$1,853	2,692

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the six months ended June 30, 2001 and 2000

(unaudited)

	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,294	819

Cash paid during the period for income taxes	$1	11

Noncash investing and financing activities:
Additional capital lease obligations	$638	—

Common stock issued to outside directors	$12	12

Acquisition of Meadow Farms and Organic Matters. Assets acquired andliabilities assumed were as follows:
Fair value of assets acquired	$—	32,795
Cash paid for common stock	—	(27,319)

Liabilities assumed	$—	5,476

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts)

1.  Basis of Presentation

             The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

             These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Translation of Foreign Currencies

             The accounts of the Company’s subsidiaries in the United Kingdom are measured using the local currency, which has been designated as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at the end of the period.  Revenue and expenses are translated at the average exchange rate for the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in comprehensive income (loss) in stockholders’ equity.

3.  Acquisitions

                          On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms Limited (“Meadow Farms”), a private company incorporated in England and Wales, for approximately $24.2 million in cash plus acquisition costs of approximately $1.8 million.  The acquisition included Meadow Farms’ wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms.  The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net tangible assets of approximately $24.5 million is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years.  The Meadow Farms acquisition was financed with a $25 million Senior Secured Term Note.  Operating results of Meadow Farms have been included in the Company’s consolidated statements of income beginning June 1, 2000.

             Also on June 1, 2000, the Company acquired all of the outstanding and issued common stock of Organic Matters Limited (“Organic Matters”), a private company incorporated in England and Wales, for approximately $2.1 million in cash.  The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.1 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. Operating results of Organic Matters have been included in the Company’s consolidated statements of income beginning June 1, 2000.

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

(dollars in thousands, except per share amounts)	2000

	Three months ended June 30	Six months ended June 30

Net sales	$34,396	67,787

Net loss	$243	144

Net loss per basic and diluted share	$.02	.01

4.  Long-term Debt

             On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank National Association (US Bank) to finance the Meadow Farms acquisition.  The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.84% at June 30, 2001) with quarterly principal payments.  Interest payments are made in conjunction with LIBOR pricing maturity dates.

             The Company has a $25.0 million credit line facility with US Bank.  The credit line is collateral based, has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.84% at June 30, 2001).  At June 30, 2001, the Company has borrowed $18.4 million against the credit line facility.  The availability of the $25 million line of credit is reduced by outstanding letters of credit of $5.1 million.  Total availability under the line of credit is $1.5 million.  Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

5.  Reportable Segments

             The Company has three segments of business, the marketing company, the dairy farm operations and international.  The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products.  The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products.  International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products.  The following tables set forth selected segment data for the three and six months ended June 30, 2001 and 2000 (in thousands):

	For the three months ended June 30, 2001

	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$30,731	6,953	(6,953)	—	30,731	7,876	38,606	—	38,606
Cost of goods sold	21,732	3,524	(3,524)	(1,356)	20,376	6,086	26,462	—	26,462

Gross margin	8,999	3,429	(3,429)	1,356	10,355	1,790	12,144	—	12,144
Operating expenses	8,802	2,105	(2,105)	32	8,834	1,625	10,459	—	10,459

Operating income	197	1,324	(1,324)	1,324	1,520	165	1,685	—	1,685

Interest income	493	6	(467)	—	32	—	32	—	32
Interest expense	(565)	(272)	467	—	(370)	(564)	(934)	—	(934)
Other	(46)	—	—	—	(46)	—	(46)	—	(46)

Income (loss) before income taxes	79	1,058	(1,324)	1,324	1,136	(399)	737	—	737
Income tax benefit (expense)	(31)	(418)	—	—	(449)	154	(295)	—	(295)

Net income (loss)	$48	640	(1,324)	1,324	687	(245)	442	—	442

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	$531	843	—	—	1,374	598	1,973	—	1,973

Loss on sale of cattle and equipment	—	328	—	—	328	—	328	—	328

	For the six months ended June 30, 2001

	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$60,363	13,240	(13,240)	—	60,363	15,842	76,205	—	76,205
Cost of goods sold	42,627	7,182	(7,182)	(1,930)	40,697	12,308	53,005	—	53,005

Gross margin	17,736	6,058	(6,058)	1,930	19,666	3,534	23,200	—	23,200
Operating expenses	17,421	4,192	(4,192)	64	17,486	3,363	20,849	—	20,849

Operating income	315	1,866	(1,866)	1,866	2,181	170	2,351	—	2,351

Interest income	947	13	(887)	—	74	—	74	—	74
Interest expense	(1,106)	(568)	887	—	(787)	(1,193)	(1,980)	—	(1,980)
Other	(87)	—	—	—	(87)	—	(87)	—	(87)

Income (loss) before income taxes	70	1,311	(1,866)	1,866	1,381	(1,023)	358	—	358
Income tax benefit (expense)	(28)	(514)	—	—	(542)	391	(151)	—	(151)

Net income (loss)	$42	797	(1,866)	1,866	839	(632)	207	—	207

Segment assets	$119,709	43,318	(36,879)	—	126,148	35,580	161,728	(33,384)	128,344

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	$1,004	1,668	—	—	2,672	1,151	3,823	—	3,823

Loss on sale of cattle and equipment	—	847	—	—	847	—	847	—	847

	For the three months ended June 30, 2000

	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$25,560	6,862	(6,862)	—	25,561	4,131	29,692	—	29,692
Cost of goods sold	17,698	3,718	(3,718)	(1,200)	16,498	2,965	19,463	—	19,463

Gross margin	7,862	3,144	(3,144)	1,200	9,063	1,166	10,229	—	10,229
Operating expenses	7,879	1,976	(1,976)	26	7,905	1,065	8,970	—	8,970

Operating income	(17)	1,168	(1,168)	1,174	1,158	101	1,259	—	1,259
Interest income	439	8	(296)	—	151	(37)	114	(44)	70
Interest expense	(302)	(326)	296	15	(317)	(182)	(499)	44	(455)
Other	—	—	—	(15)	(15)	—	(15)	—	(15)

Income (loss) before income taxes	121	851	(1,168)	1,174	977	(117)	859	—	859
Income tax benefit (expense)	(37)	(355)	—	—	(393)	47	(345)	—	(345)

Net income (loss)	$84	496	(1,168)	1,174	584	(70)	514	—	514

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	$432	760	—	—	1,192	187	1,379	—	1,379

Loss on sale of cattle and equipment	—	559	—	—	559	—	559	—	559

	For the six months ended June 30, 2000

	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$50,336	13,054	(13,054)	—	50,336	5,691	56,027	—	56,027
Cost of goods sold	35,494	7,338	(7,338)	(2,035)	33,458	3,939	37,397	—	37,397

Gross margin	14,842	5,716	(5,716)	2,035	16,878	1,752	18,630	—	18,630
Operating expenses	14,948	3,745	(3,745)	64	15,012	1,722	16,734	—	16,734

Operating income	(106)	1,971	(1,971)	1,971	1,866	30	1,896	—	1,896
Interest income	823	13	(591)	—	245	—	245	(44)	201
Interest expense	(420)	(643)	591	—	(471)	(265)	(736)	44	(692)
Other	(25)	—	—	—	(25)	—	(25)	—	(25)

Income (loss) before income taxes	273	1,342	(1,971)	1,971	1,615	(235)	1,380	—	1,380
Income tax benefit (expense)	(110)	(545)	—	—	(655)	97	(559)	—	(559)

Net income (loss)	$163	797	(1,971)	1,971	959	(138)	821	—	821

Segment assets	$109,182	40,834	(36,781)	—	113,235	39,601	152,836	(31,184)	121,652

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	$845	1,484	—	—	2,329	226	2,555	—	2,555

Loss on sale of cattle and equipment	—	1,264	—	—	1,264	—	1,264	—	1,264

6.  Earnings Per Share

             Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options, warrants, and their equivalents are calculated using the treasury stock method. Excluded from the three months ended June 30, 2001 dilutive calculation are 637,650 options outstanding as antidilutive.  Excluded from the six months ended June 30, 2001 dilutive calculation are 701,438 options outstanding as antidilutive.  The following table sets forth the calculation of earnings per share for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net income	$442	514	207	821

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	9,911	9,776	9,900	9,744
Weighted average common equivalent shares issued during period	34	1	23	21

Weighted average common shares - basic	9,945	9,777	9,923	9,765
Weighted average common equivalent shares outstanding during period	131	271	113	272
Weighted average common shares – diluted	10,076	10,048	10,036	10,037

Net income per basic and diluted share	$.04	.05	.02	.08

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2001, and accompanying notes included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors. These factors are discussed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in Part I Item 1 under the heading  “Risk Factors”.

Results of Operations

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

             Net Sales.  Net sales include product sales and royalties, less returns and allowances.  Net sales increased 30% to $38.6 million for the three months ended June 30, 2001 from $29.7 million for the comparable period in 2000.  Of this total net sales increase of $8.9 million, increased net sales from US operations were $5.2 million and increased net sales from international operations were $3.7 million.  The increase in US net sales was primarily due to the increased sales of existing products to existing accounts and the continued expansion of conventional grocery distribution channels. Milk sales increased 21%, or $3.8 million, for the three months compared to the comparable period in 2000.  The primary reason for growth was significant distribution expansion of ultra-pasteurized (UP) milk.  This led to UP growth of 86%, or $4.3 million, for the three months compared to the comparable period in 2000.  Fresh milk sales decreased by 3%, or $.4 million, in comparison of the same two periods.  Dairy sales, driven by re-staging the cheese line as well as increased industrial sales, increased 20%, or $1.3 million, during the three month period compared to the comparable period in 2000.  The Company’s juice sales increased 8% to $2.0 million for the three months from $1.9 million for the comparable period in 2000.  The increase in international net sales was primarily due to three months of operations from the acquisition of Meadow Farms Limited (Meadow Farms) and Organic Matters Limited (Organic Matters) in the United Kingdom on June 1, 2000 compared to one month for the comparable period in 2000.

             Gross Profit. Gross profit consists of net sales, less cost of sales.  Cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations.  Gross profit increased 19% to $12.1 million for the three months ended June 30, 2001 from $10.2 million for the comparable period in 2000. As a percentage of net sales, gross profit decreased for the three months to 31.5% from 34.5% for the comparable period in 2000.  This decrease was due to an increase of $3.7 million in primarily lower margin, private label international sales.  In the three months ended June 30, 2001 international sales had gross margins of 22.7% overall compared to 28.2% in the comparable period in 2000.  The lower international gross margins reflect the results of a change in product mix to primarily private label products as a result of the Meadow Farms acquisition.  The Company launched branded milk sales in its international operations in late 2000.  The Company expects the branded milk sales will increase the gross margin percentage over time.  The US gross profit margins were 33.7% for the three months ended June 30, 2001 compared to 35.5% for the comparable period in 2000.  Company wide efficiencies in processing and milk sourcing costs partially offset increased cost of goods sold associated with the increased product mix of UP milk sales and new processor conversion costs.

             Selling Expenses.  Selling expenses include direct selling, marketing and distribution costs.  Selling expenses for the three months ended June 30, 2001 increased 20% to $7.7 million from $6.4 million for the comparable period in 2000. As a percentage of net sales, selling expenses decreased for the three months to 19.8% from 21.5% for the comparable period in 2000.  This decrease was due primarily to three months of private label international sales from Meadow Farms in 2001 compared to one month of private label international sales for the comparable period in 2000. Private label products traditionally have lower selling costs.  The US selling costs decreased to 22.1% for the three months from 23.3% for the comparable period in 2000 as a result of efficiencies gained from warehouse consolidation and direct delivery shipments, partially offset by energy surcharges and marketing costs.

             General and Administrative Expenses.  General and administrative expenses include operations and corporate support.  General and administrative expenses for the three months ended June 30, 2001 decreased 4% to $2.0 million from $2.1 million from the comparable period in 2000.  As a percentage of net sales, general and administrative expenses decreased to 5.2% from 7.0%.  The US general and administrative expenses as a percentage of net sales decreased to 5.5% for the three months from 6.3% for the comparable period in 2000 due to improved productivity.  The international general and administrative expenses as a percentage of net sales decreased to 3.7% for the three months from 11.1% for the comparable period in 2000 due to the increased leverage of general and administrative expenses over a larger revenue base.

             Goodwill Amortization.  Goodwill amortization includes amortization of the excess purchase price of the businesses acquired and the related transaction costs over the net tangible assets acquired.  Goodwill amortization for the three months ended June 30, 2001 was $.8 million, an increase of $.3 million, or 54%, from $.5 million during the comparable period in 2000.  This increase in goodwill amortization was due to three months of amortization of intangible assets associated with the acquisitions of Meadow Farms and Organic Matters on June 1, 2000 compared to one month for the comparable period in 2000.

             Other Income (Expense), Net.  Other income (expense), net for the three months ended June 30, 2001 was an expense of $.9 million compared to expense of $.4 million during the comparable period in 2000.  This change was due to a reduced cash position as a result of the acquisitions of Meadow Farms and Organic Matters, increased working capital and other capital expenditures. Additionally, this change was due to a full three months of the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company’s line of credit compared to one month for the comparable period in 2000.

             Income Tax Expense.  Income tax expense for the three months ended June 30, 2001 was $.3 million, or 40% of income before income taxes, virtually unchanged from the comparable period in 2000.  The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

             Net Income.  The Company generated net income of $.4 million for the three months ended June 30, 2001, a decrease of $.1 million compared to net income of $.5 million for the comparable period in 2000. The decrease in net income was primarily due to increased goodwill amortization and interest expense associated with the acquisitions of Meadow Farms and Organic Matters and with working capital costs.

             Comprehensive Income.  Comprehensive income was $.4 million for the three months ended June 30, 2001, virtually unchanged from the comparable period in 2000.  The Company translates its U.K. assets and liabilities at the exchange rate in effect at the end of the period.  At June 30, 2001, December 31, 2000, and June 30, 2000, U.K. pound sterling translated to U.S. dollars at approximately 1.415, 1.494 and 1.518 dollars to the pound sterling, respectively.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

             Net Sales.  Net sales include product sales and royalties, less returns and allowances.  Net sales increased 36% to $76.2 million for the six months ended June 30, 2001 from $56.0 million for the comparable period in 2000.  Of this total net sales increase of $20.2 million, increased net sales from US operations were $10.0 million and increased net sales from international operations were $10.2 million.  The increase in US net sales was primarily due to the increased sales of existing products to existing accounts and the continued expansion of conventional grocery distribution channels. Milk sales increased 21%, or $7.6 million, for the six months compared to the comparable period in 2000.  The primary reason for growth was significant distribution expansion of ultra-pasteurized (UP) milk.  This led to UP growth of 112%, or $9.3 million, for the six months compared to the comparable period in 2000.  Fresh milk sales decreased by 6%, or $1.7 million, in comparison of the same two periods.  Dairy sales, driven by re-staging the cheese line as well as increased industrial sales, increased 15%, or $1.9 million, during the six month period compared to the comparable period in 2000. The Company’s juice sales increased 19% to $4.1 million for the six months from $3.4 million for the comparable period in 2000.  The increase in international net sales was primarily due to six months of operations from the acquisition of Meadow Farms and Organic Matters in the United Kingdom on June 1, 2000 compared to one month in the comparable period in 2000.

             Gross Profit. Gross profit consists of net sales, less cost of sales.  Cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations.  Gross profit increased 25% to $23.2 million for the six months ended June 30, 2001 from $18.6 million for the comparable period in 2000. As a percentage of net sales, gross profit decreased for the six months to 30.4% from 33.3% for the comparable period in 2000.  This decrease was due to an increase of $10.2 million in primarily lower margin, private label international sales.  In the six months ended June 30, 2001 international sales had gross margins of 22.3% overall compared to 30.8% in the comparable period in 2000.  The lower international gross margins reflect the results of a change in product mix to primarily private label products as a result of the Meadow Farms acquisition.  The Company launched branded milk sales in its international operations in late 2000.  The Company expects the branded milk sales will increase the gross margin percentage over time.  The US gross profit margins were 32.6% for the six months ended June 30, 2001 compared to 33.5% for the comparable period in 2000.  Company wide efficiencies in processing and milk sourcing costs partially offset increased cost of goods sold associated with the increased product mix of UP milk sales and new processor conversion costs.

             Selling Expenses.  Selling expenses include direct selling, marketing and distribution costs.  Selling expenses for the six months ended June 30, 2001 increased 29% to $15.3 million from $11.8 million for the comparable period in 2000. As a percentage of net sales, selling expenses decreased for the six months to 20.1% from 21.1% for the comparable period in 2000. This decrease was due to six months of private label international sales from Meadow Farms in 2001 compared to one month of primarily private label international sales for the comparable period in 2000. Private label products traditionally have lower selling costs.  International selling expenses decreased to 10.6% for the six months from 11.5% for the comparable period in 2000. The US selling costs increased to 22.6% for the six months from 22.2% for the comparable period in 2000 as a result of national promotions with natural foods customers and energy surcharges, partially offset by efficiencies gained from warehouse consolidation and direct delivery shipments.

             General and Administrative Expenses.  General and administrative expenses include operations and corporate support.  General and administrative expenses for the six months ended June 30, 2001 decreased to $3.9 million from $4.0 million for the comparable period in 2000.  As a percentage of net sales, general and administrative expenses decreased to 5.2% from 7.2%.  The US general and administrative expenses as a percentage of net sales decreased to 5.3% for the six months from 6.3% for the comparable period in 2000 due to improved productivity.  The international general and administrative expenses as a percentage of net sales decreased to 4.5% for the six months from 14.7% for the comparable period in 2000 due to the increased leverage of general and administrative expenses over a larger revenue base.

             Goodwill Amortization.  Goodwill amortization includes amortization of the excess purchase price of the businesses acquired and the related transaction costs over the net tangible assets acquired.  Goodwill amortization for the six months ended June 30, 2001 was $1.6 million, an increase of $.7 million, or 82%, from $.9 million during the comparable period in 2000.  This increase in goodwill amortization was due to six months of amortization of intangible assets associated with the acquisitions of Meadow Farms and Organic Matters on June 1, 2000 compared to one month for the comparable period in 2000.

             Other Income (Expense), Net.  Other income (expense), net for the six months ended June 30, 2001 was an expense of $2.0 million compared to expense of $.5 million during the comparable period in 2000.  This change was due to a reduced cash position as a result of the acquisitions of Meadow Farms, Organic Matters, increases in accounts receivable and inventories and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company’s line of credit.

             Income Tax Expense.  Income tax expense for the six months ended June 30, 2001 was $.2 million, or 42% of income before income taxes, a decrease of $.4 million from $.6 million income tax expense, or 40% of income before income taxes, for the comparable period in 2000.  This increase in the effective income tax rate results from the inability to fully utilize foreign tax credits from the United Kingdom.  The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

             Net Income.  The Company generated net income of $.2 million for the six months ended June 30, 2001, a decrease of $.6 million compared to net income of $.8 million for the comparable period in 2000. The decrease in net income was primarily due to increased goodwill amortization and interest expense associated with the acquisitions of Meadow Farms and Organic Matters and with working capital costs.

             Comprehensive Income (Loss).  Comprehensive income (loss) decreased to a loss of $1.5 million for the six months ended June 30, 2001 from $.8 million in income during the comparable period in 2000.  This decrease was primarily due to the translation of the Company’s investment in its U.K. subsidiaries to U.S. dollars from pound sterling ($1.7 million).  The Company translates its U.K. assets and liabilities at the exchange rate in effect at the end of the period.  At June 30, 2001, December 31, 2000, and June 30, 2000, U.K. pound sterling translated to U.S. dollars at approximately 1.415, 1.494 and 1.518 dollars to the pound sterling, respectively.

Liquidity and Capital Resources

             Cash Provided by (Used in) Operations.  Cash provided by operations during the six months ended June 30, 2001 was $5.0 million, an increase of $8.3 million from cash used by operations of $3.3 million during the comparable period in 2000. The increase in cash provided by operations was due primarily to $.7 million decrease in inventories and $.5 million decrease in trade accounts receivable during the six months compared to $7.1 million increase in inventories and $3.0 million increase in trade accounts receivable during the comparable period in 2000.  The increase in cash provided by the reduction in inventories and trade accounts receivable was partially offset by cash used in operations from decreasing current liabilities from December 31, 2000.

             Cash Used in Investing Activities.  Cash used in investing activities during the six months ended June 30, 2001 totaled $4.3 million, compared to $25.6 million for the corresponding period in 2000. The decrease was primarily due to no acquisitions during the six months compared to acquisition costs of $27.3 million for Meadow Farms and Organic Matters partially offset by the sale of marketable securities of $8.2 million during the comparable period in 2000.

             Cash Provided by (Used in) Financing Activities.  Cash used in financing activities during the six months ended June 30, 2001 totaled $1.2 million, compared to $28.2 million provided by financing activities for the corresponding period in 2000.  This decrease was primarily due to the Company servicing its term loan and credit line facilities with US Bank as well as its H.P. Hood Inc. promissory note during the six month period in 2001, partially offset by $3.8 million drawn on the credit line.  In contrast, the Company drew $30.3 million on the US Bank notes to primarily facilitate the Meadow Farms and Organic Matters acquisitions during the comparable period in 2000, partially offset by servicing the H.P. Hood Inc. promissory note.

             Company management believes that cash and cash equivalents, cash expected to be generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company’s current operating and capital expenditure needs.

             Long-term Debt. On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition.  The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.84% at June 30, 2001) with quarterly principal payments.  Interest payments are made in conjunction with LIBOR pricing maturity dates.

             The Company also has a $25.0 million credit line facility with US Bank.  The credit line is collateral based, has a May 31, 2003 due date and bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.84% at June 30, 2001).  At June 30, 2001, the Company has borrowed $18.4 million against the credit line facility.  The availability of the $25 million line of credit is reduced by outstanding letters of credit, which at June 30, 2001, were $5.1 million, primarily associated with The Organic Cow acquisition.  Total availability under the line of credit is $1.5 million at June 30, 2001. Both loans are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

             In conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in four annual installments with a final maturity in 2003.  At June 30, 2001, the balance of the note was $4.4 million and reduces the availability of the line of credit with US Bank as noted above.

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

             Interest Rates.  At December 31, 2000, the Company had approximately $8.1 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total fixed rate long-term debt with fixed interest rate (including current portion) at December 31, 2000 was $7.6 million, which was less than the carrying value by $0.5 million. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at December 31, 2000, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $0.4 million.  Additionally at June 30, 2001, the Company had approximately $44.6 million of floating rate long-term debt (including current maturities) subject to interest rate risk.  A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $0.4 million over a twelve month period.

Effect of Recently Issued Accounting Standards

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”.  Major provisions of these Statements are as follows:  all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization.  Although it is still reviewing the provisions of these Statements, management’s preliminary assessment is that these Statements will increase the Company’s results of operations by approximately $3.1 million annually through 2011 before income taxes, approximately $3.0 million in 2012 before income taxes, approximately $2.6 million in 2013 before income taxes, approximately $2.0 million in 2014 before income taxes and approximately $.7 million in 2015 before income taxes.  However, periodic impairment reviews may result in future write-downs which could offset or partially offset these goodwill amortization reductions.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

A)	The Company held its Annual Meeting of Stockholders on Wednesday, May 16, 2001.

B)	No response is required.

C)	In addition to electing one director at the Company’s Annual Meeting of Stockholders, the stockholders also voted on the ratification of the selection of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. 7,371,770 votes were cast for this resolution, 53,554 votes were cast against this resolution, 14,563 shares were abstained from voting and there were no Broker Non-votes.

Item 6.	Exhibits and Reports on Form 8-K

A)	Exhibits

	3.1+	Amended and Restated Certificate of Incorporation

	3.2+	Amended and Restated Bylaws of the Company

	4.1+	Reference is made to Exhibits 3.1 and 3.2

	4.2+	Specimen Stock Certificate representing shares of common stock of the Company

Exhibits identified above are incorporated by reference as follows:
+	Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 333-51465

B)	Reports on Form 8-K

None.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON ORGANIC HOLDING CORPORATION

Date: August 14, 2001	/s/ Thomas P. Briggs

Thomas P. Briggs
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary
(principal financial and accounting officer of the Company)