Form 10-Q
period 2001-09-30
HORIZON ORGANIC HOLDING CORP
filed 2001-11-14
CIK 1041255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File No. 000-24337

Horizon Organic Holding Corporation

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1405007

6311 Horizon Lane

Longmont, Colorado 80503

(303) 530-2711

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒.  No ☐.

                As of October 31, 2001, the registrant had outstanding 10,103,733 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of September 30, 2001 (unaudited) and December 31, 2000

Assets	2001	2000

Current Assets:
Cash and cash equivalents	$2,309	2,438
Trade accounts receivable, less allowance for doubtful accounts of $131 in 2001 and $216 in 2000	18,547	18,580
Inventories	21,617	22,410
Asset held for sale	1,788	1,812
Deferred income tax assets	440	439
Prepaid and other current assets	3,111	3,280
Total current assets	47,812	48,959
Property, Equipment and Cattle:
Cattle, net	13,779	13,965
Property and equipment, net	24,684	23,186
Total property, equipment and cattle	38,463	37,151
Other Assets:
Intangible assets, net of accumulated amortization of $6,803 in 2001 and $4,332 in 2000	41,586	44,348
Other assets, net	1,612	1,706
Total other assets	43,198	46,054
Total Assets	$129,473	132,164

Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$7,365	6,752
Trade accounts payable	10,798	11,500
Other accrued expenses	7,933	6,993
Income taxes payable	498	—
Total current liabilities	26,594	25,245
Long-Term Liabilities:
Long-term debt, less current portion	40,547	45,685
Deferred income tax liabilities	2,594	2,590
Total long-term liabilities	43,141	48,275
Total liabilities	69,735	73,520
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,098,181 and 9,899,880 shares issued and outstanding in 2001 and 2000, respectively	10	10
Additional paid-in capital	59,580	58,884
Accumulated other comprehensive loss – foreign currency translation adjustment	(687)	(286)
Retained earnings	835	36
Total stockholders’ equity	59,738	58,644
Total Liabilities and Stockholders’ Equity	$129,473	132,164

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

(In thousands, except per share amounts)

For the three months ended September 30, 2001 and 2000

(unaudited)

	2001	2000

Net sales	$39,009	33,392
Cost of sales	26,470	23,093
Gross profit	12,539	10,299

Operating expenses:
Selling	7,900	5,939
General and administrative	1,947	2,077
Goodwill and intangible assets amortization	817	824
Total operating expenses	10,664	8,840
Operating income	1,875	1,459

Other income (expense), net:
Interest income	28	18
Interest expense	(868)	(983)
Other, net	(48)	(40)
Total other expense, net	(888)	(1,005)

Income before income taxes	987	454

Income tax expense	(395)	(177)
Net income	$592	277

Net income per basic and diluted share	$.06	.03

Weighted average shares outstanding:
Basic	10,068	9,814
Diluted	10,333	10,078

Comprehensive income (loss):
Net income	$592	277
Foreign currency translation adjustment	1,304	(825)

Comprehensive income (loss)	$1,896	(548)

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

For the nine months ended September 30, 2001 and 2000

(unaudited)

	2001	2000

Net sales	$115,214	89,419
Cost of sales	79,475	60,490
Gross profit	35,739	28,929

Operating expenses:
Selling	23,191	17,752
General and administrative	5,869	6,097
Goodwill and intangible assets amortization	2,453	1,725
Total operating expenses	31,513	25,574
Operating income	4,226	3,355

Other income (expense), net:
Interest income	103	219
Interest expense, net of interest capitalized of $60 in 2001	(2,849)	(1,675)
Other, net	(135)	(65)
Total other expense, net	(2,881)	(1,521)

Income before income taxes	1,345	1,834

Income tax expense	(546)	(736)
Net income	$799	1,098

Net income per basic and diluted share	$.08	.11

Weighted average shares outstanding:
Basic	9,972	9,782
Diluted	10,136	10,051

Comprehensive income:
Net income	$799	1,098
Foreign currency translation adjustment	(401)	(895)

Comprehensive income	$398	203

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the nine months ended September 30, 2001 and 2000

(unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$799	1,098
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	36	56
Depreciation and amortization	5,836	4,228
Loss on sale of cattle and equipment	1,222	1,975
Deferred income tax	8	607
Noncash payments for director services	18	17
Change in operating assets and liabilities:
Trade accounts receivable	(55)	(2,087)
Inventories	779	(13,606)
Prepaid and other current assets	183	(451)
Other assets	12	(375)
Trade accounts payable	(661)	1,506
Other accrued expenses	962	1,391
Income taxes payable	497	59
Net cash provided by (used in) operating activities	9,636	(5,582)
Cash flows from investing activities:
Sale of marketable securities	—	8,218
Payments for acquisitions, net of cash acquired of $32	—	(27,598)
Purchases of property and equipment	(3,287)	(4,813)
Proceeds from equipment sales	28	18
Purchases of cattle	(5,174)	(6,978)
Proceeds from cattle sales	2,669	2,367
Other assets and other	(186)	(107)
Net cash used in investing activities	(5,950)	(28,893)
Cash flows from financing activities:
Proceeds from long-term line of credit	6,535	12,228
Proceeds from long-term debt, other than line of credit	644	25,000
Repayments of long-term line of credit	(7,010)	—
Repayments of long-term debt, other than line of credit	(4,693)	(2,804)
Proceeds from exercise of stock options and warrants	620	259
Proceeds from issuance of common stock under ESPP	58	58
Net cash provided by (used in) financing activities	(3,846)	34,741

Effect of exchange rate changes on cash	31	132
Net increase (decrease) in cash and cash equivalents	(129)	398

Cash and cash equivalents at beginning of period	2,438	3,693

Cash and cash equivalents at end of period	$2,309	4,091

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,307	1,664

Cash paid (received) during the period for income taxes	$48	(248)

Noncash investing and financing activities:
Additional capital lease obligations	$644	—

Common stock issued to outside directors	$18	17

Acquisition of Meadow Farms and Organic Matters. Assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	32,298
Cash paid for common stock	—	(27,598)
Liabilities assumed	$—	4,700

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share amounts)

1.  Basis of Presentation

                The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

3.  Acquisitions

                On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms Limited (“Meadow Farms”), a private company incorporated in England and Wales, for approximately $24.2 million in cash plus acquisition costs of approximately $1.8 million.  The acquisition included Meadow Farms’ wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk which is marketed and sold by Meadow Farms.  The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net tangible assets of approximately $24.5 million is recognized as intangible assets and is currently being amortized on a straight-line basis generally over 15 years.  The Meadow Farms acquisition was financed with a $25 million Senior Secured Term Note.  Operating results of Meadow Farms have been included in the Company’s consolidated statements of income beginning June 1, 2000.

Also on June 1, 2000, the Company acquired all of the outstanding and issued common stock of Organic Matters Limited (“Organic Matters”), a private company incorporated in England and Wales, for approximately $2.1 million in cash.  The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.1 million is recognized as intangible assets and is currently being amortized on a straight-line basis over 15 years. Operating results of Organic Matters have been included in the Company’s consolidated statements of income beginning June 1, 2000.

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

(dollars in thousands, except per share amounts)	2000
	Three months ended September 30	Nine months ended September 30
Net sales	$33,392	101,179
Net income	$277	2,422
Net income per are: Basic	$.03	.25
Diluted	$.03	.24

4.  Long-term Debt

                On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank National Association (US Bank) to finance the Meadow Farms acquisition.  The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.41% at September 30, 2001) with quarterly principal payments.  Interest payments are made in conjunction with LIBOR pricing maturity dates.

                The Company has a $25.0 million credit line facility with US Bank.  The credit line is collateral based, has a May 31, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.41% at September 30, 2001).  At September 30, 2001, the Company has borrowed $15.6 million against the credit line facility. The availability of the $25 million line of credit is reduced by outstanding letters of credit of $5.1 million.  Total availability under the line of credit is $4.3 million.  This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

5.  Reportable Segments

                The Company has three segments of business, the marketing company, the dairy farm operations and international.  The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products.  The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products.  International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products.  Total long-lived assets at September 30, 2001 were $53.5 million in the United States and $28.6 million in the United Kingdom.  The following tables set forth selected segment data for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	For the three months ended September 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$31,335	6,782	(6,782)	—	31,335	7,673	39,009	—	39,009
Cost of goods sold	21,629	3,740	(3,740)	(988)	20,641	5,828	26,470	—	26,470
Gross margin	9,706	3,042	(3,042)	988	10,694	1,845	12,539	—	12,539
Operating expenses	8,988	2,089	(2,089)	35	9,022	1,642	10,664	—	10,664
Operating income	718	953	(953)	953	1,672	203	1,875	—	1,875
Interest income	463	5	(438)	—	28	—	28	—	28
Interest expense	(523)	(244)	438	—	(329)	(540)	(868)	—	(868)
Other	(48)	—	—	—	(48)	—	(48)	—	(48)
Income (loss) before income taxes	610	715	(953)	953	1,324	(337)	987	—	987
Income tax benefit (expense)	(244)	(286)	—	—	(529)	135	(395)	—	(395)
Net income (loss)	$366	429	(953)	953	794	(202)	592	—	592

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	$539	854	—	—	1,394	619	2,013	—	2,013
Loss on sale of cattle and equipment	—	375	—	—	375	—	375	—	375

	For the nine months ended September 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S.adjustments	U.S subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$91,698	20,023	(20,023)	—	91,698	23,516	115,214	—	115,214
Cost of goods sold	64,256	10,922	(10,922)	(2,918)	61,338	18,137	79,475	—	79,475
Gross margin	27,442	9,101	(9,101)	2,918	30,360	5,379	35,739	—	35,739
Operating expenses	26,409	6,282	(6,282)	99	26,508	5,005	31,513	—	31,513
Operating income	1,033	2,819	(2,819)	2,819	3,853	373	4,226	—	4,226
Interest income	1,410	18	(1,325)	—	103	—	103	—	103
Interest expense	(1,629)	(812)	1,325	—	(1,116)	(1,732)	(2,849)	—	(2,849)
Other	(135)	—	—	—	(135)	—	(135)	—	(135)
Income (loss) before income taxes	679	2,025	(2,819)	2,819	2,704	(1,359)	1,345	—	1,345
Income tax benefit (expense)	(269)	(802)	—	—	(1,071)	525	(546)	—	(546)
Net income (loss)	$410	1,223	(2,819)	2,819	1,633	(834)	799	—	799
Segment assets	$117,593	43,878	(35,647)	—	125,824	36,773	162,597	(33,125)	129,473

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	$1,543	2,522	—	—	4,066	1,770	5,836	—	5,836
Loss on sale of cattle and equipment	—	1,222	—	—	1,222	—	1,222	—	1,222

	For the three months ended September 30, 2000
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$24,700	6,617	(6,617)	—	24,700	8,692	33,392	—	33,392
Cost of goods sold	17,378	3,825	(3,825)	(946)	16,433	6,660	23,093	—	23,093
Gross margin	7,322	2,792	(2,792)	946	8,267	2,032	10,299	—	10,299
Operating expenses	6,916	1,879	(1,879)	33	6,949	1,890	8,840	—	8,840
Operating income	406	913	(913)	913	1,318	141	1,459	—	1,459
Interest income	241	9	(232)	—	18	—	18	—	18
Interest expense	(231)	(304)	232	—	(303)	(680)	(983)	—	(983)
Other	(40)	—	—	—	(40)	—	(40)	—	(40)
Income (loss) before income taxes	376	618	(913)	913	993	(539)	454	—	454
Income tax benefit (expense)	(151)	(235)	—	—	(386)	209	(177)	—	(177)
Net income (loss)	$225	383	(913)	913	607	(330)	277	—	277

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	435	768	—	—	1,203	470	1,673	—	1,673
Loss on sale of cattle and equipment	—	711	—	—	711	—	711	—	711

	For the nine months ended September 30, 2000
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Total net sales	$75,036	19,672	(19,672)	—	75,036	14,383	89,419	—	89,419
Cost of goods sold	52,872	11,163	(11,163)	(2,982)	49,891	10,599	60,490	—	60,490
Gross margin	22,164	8,508	(8,509)	2,982	25,145	3,784	28,929	—	28,929
Operating expenses	21,859	5,624	(5,624)	97	21,956	3,618	25,574	—	25,574
Operating income	305	2,884	(2,884)	2,884	3,189	166	3,355	—	3,355
Interest income	1,064	23	(823)	—	263	—	263	(44)	219
Interest expense	(650)	(947)	823	—	(774)	(945)	(1,719)	44	(1,675)
Other	(65)	—	—	—	(65)	—	(65)	—	(65)
Income (loss) before income taxes	654	1,960	(2,884)	2,884	2,613	(779)	1,834	—	1,834
Income tax benefit (expense)	(260)	(779)	—	—	(1,039)	304	(736)	—	(736)
Net income (loss)	$394	1,181	(2,884)	2,884	1,574	(475)	1,098	—	1,098
Segment assets	$115,437	45,513	(38,964)	—	121,986	37,291	159,277	(31,447)	127,831

The following additional supplemental information is included in cost of goods sold or in operating expenses above:

Depreciation and amortization	1,280	2,252	—	—	3,532	696	4,228	—	4,228
Loss on sale of cattle and equipment	0	1,975	—	—	1,975	—	1,975	—	1,975

6.  Earnings Per Share

                Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options, warrants, and their equivalents are calculated using the treasury stock method. Excluded from the three months ended September 30, 2001 dilutive calculation are 116,250 options outstanding as antidilutive.  Excluded from the nine months ended September 30, 2001 dilutive calculation are 546,650 options outstanding as antidilutive.  The following table sets forth the calculation of earnings per share for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income	$592	277	799	1,098
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	9,992	9,786	9,900	9,744
Weighted average common equivalent shares issued during period	76	28	72	38
Weighted average common shares - basic	10,068	9,814	9,972	9,782
Weighted average common equivalent shares outstanding during period	265	264	164	269
Weighted average common shares – diluted	10,333	10,078	10,136	10,051
Net income per basic and diluted share	$.06	.03	.08	.11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2001, and accompanying notes included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors. These factors are discussed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in Part I Item 1 under the heading  “Risk Factors”.

Results of Operations

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

                Net Sales.  Net sales include product sales and royalties, less returns and allowances.  Net sales increased 17% to $39.0 million for the three months ended September 30, 2001 from $33.4 million for the comparable period in 2000.  The total net sales increase of $5.6 million was comprised of an increase in net sales from US operations of $6.6 million, or 27%, partially offset by a decrease in net sales from international operations of $1.0 million, or 12%.  The increase in US net sales was primarily due to the increased sales of existing products to existing accounts and the continued expansion of conventional grocery distribution channels. Milk sales increased 23%, or $4.2 million, for the three months compared to the comparable period in 2000.  The primary reason for growth was significant distribution expansion of ultra-pasteurized (UP) milk.  This led to UP growth of 83%, or $4.5 million, for the three months compared to the comparable period in 2000.  HTST (traditional pasteurized) milk sales decreased by 3%, or $.3 million, in comparison of the same two periods.  Dairy sales, paced by the re-packaged cheese line, expanded butter products and increased industrial sales, increased 36%, or $2.0 million, during the three month period compared to the comparable period in 2000.  The Company’s juice sales including its new single serve juice products increased 35% to $2.1 million for the three months from $1.6 million for the comparable period in 2000.  The $1.0 million decrease in international net sales was due to the loss of Tesco as a customer in the fourth quarter of 2000, partially offset by an 18% increase in Rachel’s branded yogurt sales.

                Gross Profit. Gross profit consists of net sales, less cost of sales.  Cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations.  Gross profit increased 22% to $12.5 million for the three months ended September 30, 2001 from $10.3 million for the comparable period in 2000. As a percentage of net sales, gross profit increased 1.3 percentage points for the three months to 32.1% from 30.8% for the comparable period in 2000.  The US gross profit margins were 34.1% for the three months ended September 30, 2001 compared to 33.5% for the comparable period in 2000.  This increase resulted from high conventional dairy prices coupled with company wide efficiencies in processing and milk sourcing costs, partially offset by decreased gross margins associated with the increased product mix of UP milk sales.  The international gross profit margins increased to 24.0% for the three months ended September 30, 2001 compared to 23.4% for the comparable period in 2000.  The .6 percentage points increase is due to the decrease in lower margin private label milk sales and an 18% increase in Rachel’s branded yogurt sales for the three months ended September 30, 2001 compared to the comparable period in 2000.

                Selling Expenses.  Selling expenses include direct selling, marketing and distribution costs.  Selling expenses for the three months ended September 30, 2001 increased 33% to $7.9 million from $5.9 million for the comparable period in 2000. As a percentage of net sales, selling expenses increased for the three months to 20.3% from 17.8% for the comparable period in 2000.  This increase was primarily due to increased trade and consumer promotions designed to drive US sales, partially offset by efficiencies gained from warehouse consolidation and direct delivery shipments in the US.  As a result, the US selling costs as a percentage of net sales increased to 22.5% for the three months from 20.4% for the comparable period in 2000.  International selling costs increased to 10.9% for the three months from 10.4% for the comparable period in 2000, due to a change in product mix with the decrease in private label milk sold to Tesco.  Private label milk traditionally has less selling costs associated with it.

                General and Administrative Expenses.  General and administrative expenses include operations and corporate support.  General and administrative expenses for the three months ended September 30, 2001 decreased 6% to $1.9 million from $2.1 million from the comparable period in 2000.  As a percentage of net sales, general and administrative expenses decreased to 5.0% in 2001 from 6.2% in 2000.  The US general and administrative expenses as a percentage of net sales decreased to 5.2% for the three months in 2001 from 6.4% for the comparable period in 2000 due to improved productivity.  The international general and administrative expenses as a percentage of net sales decreased to 4.2% for the three months from 5.7% for the comparable period in 2000 due to the efficiencies gained from the December, 2000 management restructuring.

                Goodwill and Intangible Assets Amortization.  Goodwill and intangible assets amortization includes amortization of the excess purchase price of the businesses acquired and the related transaction costs over the net tangible assets acquired.  Goodwill and intangible assets amortization for the three months ended September 30, 2001 was $.8 million, virtually unchanged from the comparable period in 2000.

                Other Income (Expense), Net.  Other income (expense), net for the three months ended September 30, 2001 was an expense of $.9 million compared to an expense of $1.0 million during the comparable period in 2000.  This decrease in interest expense is due to the decrease in the cost of the Company’s LIBOR and prime rate based debt.  The Company’s average interest rate on its debt facilities with US Bank decreased to 6.98% during the three months ended September 30, 2001 from 9.15% for the comparable period in 2000.

                Income Tax Expense.  Income tax expense for the three months ended September 30, 2001 increased to $.4 million, or 40% of income before income taxes, from $.2 million, or 39% of income before income taxes, for the comparable period in 2000.  This increase in the effective income tax rate results from the inability to fully utilize foreign tax credits from the United Kingdom.  The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

                Net Income.  The Company generated net income of $.6 million for the three months ended September 30, 2001, an increase of $.3 million compared to net income of $.3 million for the comparable period in 2000. The increase in net income was primarily due to US profits from increased sales and efficiencies and partially due to decreased interest expense associated with the Company’s debt.

                Comprehensive Income.  Comprehensive income increased to $1.9 million for the three months ended September 30, 2001, from a comprehensive loss of $.5 million during the comparable period in 2000.  The increase of $2.4 million in comprehensive income is primarily due to the translation of the Company’s investment in its UK subsidiaries to US dollars from pound sterling ($2.1 million) and partially due to increased net income of $.3 million.  The Company translates its UK assets and liabilities at the exchange rate in effect at the end of the period.  At September 30, 2001, December 31, 2000, and September 30, 2000, UK pound sterling translated to US dollars at approximately 1.475, 1.494 and 1.464 dollars to the pound sterling, respectively.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

                Net Sales.  Net sales include product sales and royalties, less returns and allowances.  Net sales increased 29% to $115.2 million for the nine months ended September 30, 2001 from $89.4 million for the comparable period in 2000. The total net sales increase of $25.8 million was comprised of an increase in net sales from US operations of $16.7 million, or 22%, and an increase in net sales from international operations of $9.1 million, or 63%.  The increase in US net sales was primarily due to the increased sales of existing products to existing accounts and the continued expansion of conventional grocery distribution channels. Milk sales increased 22%, or $11.8 million, for the nine months compared to the comparable period in 2000.  The primary reason for growth was significant distribution expansion of ultra-pasteurized (UP) milk.  This led to UP growth of 100%, or $13.9 million, for the nine months compared to the comparable period in 2000.  HTST milk sales decreased by 5%, or $2.1 million, in comparison of the same two periods.  Dairy sales, driven by the re-packaged cheese line, expanded butter products and increased industrial sales, increased 22%, or $3.9 million, during the nine month period compared to the comparable period in 2000. The Company’s juice sales including its new single serve juice products increased 24% to $6.2 million for the nine months from $5.0 million for the comparable period in 2000.  The increase in international net sales was primarily due to nine months of operations from the acquisition of Meadow Farms and Organic Matters in the United Kingdom on June 1, 2000 compared to four months in the comparable period in 2000.

                Gross Profit. Gross profit consists of net sales, less cost of sales.  Cost of sales includes the cost of raw materials, processing fees, inbound freight, milk pooling charges, losses of organic premiums and operating income or loss before goodwill amortization from farm operations.  Gross profit increased 24% to $35.7 million for the nine months ended September 30, 2001 from $28.9 million for the comparable period in 2000. As a percentage of net sales, gross profit decreased for the nine months to 31.0% from 32.4% for the comparable period in 2000.  This decrease was due to an increase of $9.2 million in primarily lower margin, private label international sales.  In the nine months ended September 30, 2001 international sales had gross margins of 22.9% overall compared to 26.3% in the comparable period in 2000.  The lower international gross margins reflect the results of a change in product mix to primarily private label products as a result of the Meadow Farms acquisition.  The Company launched branded milk sales in its international operations in late 2000.  The Company expects the branded milk sales will increase the gross margin percentage over time.  The US gross profit margins were 33.1% for the nine months ended September 30, 2001 compared to 33.5% for the comparable period in 2000.  Company wide efficiencies in processing and milk sourcing costs partially offset increased cost of goods sold associated with the increased product mix of UP milk sales and new processor conversion costs.

                Selling Expenses.  Selling expenses include direct selling, marketing and distribution costs.  Selling expenses for the nine months ended September 30, 2001 increased 31% to $23.2 million from $17.8 million for the comparable period in 2000. As a percentage of net sales, selling expenses increased for the nine months to 20.1% from 19.9% for the comparable period in 2000. This increase was primarily due to increased trade and consumer promotions designed to drive US sales, partially offset by nine months of private label international sales from Meadow Farms in 2001 compared to four months of primarily private label international sales for the comparable period in 2000. Private label products traditionally have lower selling costs.  International selling expenses decreased to 10.7% as a percentage of net sales for the nine months from 10.8% for the comparable period in 2000. The US selling costs increased to 22.6% for the nine months from 21.6% for the comparable period in 2000 as a result of increased trade and consumer promotions and energy surcharges, partially offset by efficiencies gained from warehouse consolidation and direct delivery shipments.

                General and Administrative Expenses.  General and administrative expenses include operations and corporate support.  General and administrative expenses for the nine months ended September 30, 2001 decreased to $5.9 million from $6.1 million for the comparable period in 2000.  As a percentage of net sales, general and administrative expenses decreased to 5.1% in 2001 from 6.8% in 2000.  The US general and administrative expenses as a percentage of net sales decreased to 5.3% for the nine months from 6.3% for the comparable period in 2000 due to improved productivity.  The international general and administrative expenses as a percentage of net sales decreased to 4.4% for the nine months from 9.3% for the comparable period in 2000 primarily due to the increased leverage of general and administrative expenses over a larger revenue base and partially due to the December, 2000 management restructuring.

                Goodwill and Intangible Assets Amortization.  Goodwill and intangible assets amortization includes amortization of the excess purchase price of the businesses acquired and the related transaction costs over the net tangible assets acquired.  Goodwill and intangible assets amortization for the nine months ended September 30, 2001 was $2.5 million, an increase of $.7 million, or 42%, from $1.7 million during the comparable period in 2000.  This increase in goodwill and intangible assets amortization was due to nine months of amortization of goodwill and intangible assets associated with the acquisitions of Meadow Farms and Organic Matters on June 1, 2000 compared to four months for the comparable period in 2000.

                Other Income (Expense), Net.  Other income (expense), net for the nine months ended September 30, 2001 was an expense of $2.9 million compared to an expense of $1.5 million during the comparable period in 2000.  This change was due to a reduced cash position as a result of the acquisitions of Meadow Farms, Organic Matters, increases in accounts receivable and inventories and other capital expenditures. Additionally, this change was due to the increased interest expense associated with the $25 million term note used to finance the Meadow Farms and Organic Matters acquisitions and the increase in amounts outstanding under the Company’s line of credit, partially offset by a decrease in the cost of the Company’s LIBOR and prime rate based debt.  The Company’s average interest rate on its debt facilities with US Bank decreased to 7.49% during the nine months ended September 30, 2001 from 9.15% for the comparable period in 2000.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2001 was $.5 million, or 41% of income before income taxes, a decrease of $.2 million from $.7 million income tax expense, or 40% of income before income taxes, for the comparable period in 2000.  This increase in the effective income tax rate results from the inability to fully utilize foreign tax credits from the United Kingdom.  The relationship between the expected income tax expense computed by applying the United States federal statutory rate of 34% to income before income taxes and actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) state and local income taxes and (iii) amortization of certain goodwill not deductible for United States tax purposes.

                Net Income.  The Company generated net income of $.8 million for the nine months ended September 30, 2001, a decrease of $.3 million compared to net income of $1.1 million for the comparable period in 2000. The decrease in net income was primarily due to increased goodwill amortization and interest expense associated with the acquisitions of Meadow Farms and Organic Matters and with working capital costs.

                Comprehensive Income.  Comprehensive income increased to $.4 million for the nine months ended September 30, 2001 from $.2 million during the comparable period in 2000.  This increase was primarily due to the translation of the Company’s investment in its UK subsidiaries to US dollars from pound sterling ($.5 million).  The Company translates its UK assets and liabilities at the exchange rate in effect at the end of the period.  At September 30, 2001, December 31, 2000, and September 30, 2000, U.K. pound sterling translated to U.S. dollars at approximately 1.475, 1.494 and 1.464 dollars to the pound sterling, respectively.

Liquidity and Capital Resources

                Cash Provided by (Used in) Operations.  Cash provided by operations during the nine months ended September 30, 2001 was $9.6 million, an increase of $15.2 million from cash used by operations of $5.6 million during the comparable period in 2000. The increase in cash provided by operations was due primarily to $.8 million decrease in inventories and $.1 million increase in trade accounts receivable during the nine months compared to $13.6 million increase in inventories and $2.0 million increase in trade accounts receivable during the comparable period in 2000.  The increase in cash provided by the reduction in inventories was partially offset by cash used in operations from decreasing trade accounts payables from December 31, 2000.

                Cash Used in Investing Activities.  Cash used in investing activities during the nine months ended September 30, 2001 totaled $6.0 million, compared to $28.9 million for the corresponding period in 2000. The decrease was primarily due to no acquisitions during the nine months compared to acquisition costs of $27.6 million for Meadow Farms and Organic Matters partially offset by the sale of marketable securities of $8.2 million during the comparable period in 2000.

                Cash Provided by (Used in) Financing Activities.  Cash used in financing activities during the nine months ended September 30, 2001 totaled $3.8 million, compared to $34.7 million provided by financing activities for the corresponding period in 2000.  This decrease was primarily due to the Company servicing its term loan and credit line facilities with US Bank as well as its H.P. Hood Inc. promissory note during the nine month period in 2001, partially offset by $6.5 million drawn on the credit line.  In contrast, the Company drew $37.2 million on the US Bank notes to primarily facilitate the Meadow Farms and Organic Matters acquisitions during the comparable period in 2000, partially offset by servicing the H.P. Hood Inc. promissory note.

                Company management believes that cash and cash equivalents, cash expected to be generated from operations and the availability of funds under the line of credit will be sufficient to meet the Company’s current operating and capital expenditure needs.

                Long-term Debt. On May 31, 2000 the Company entered into a $25.0 million Senior Secured Term Loan with US Bank to finance the Meadow Farms acquisition.  The note has a due date of May 31, 2005 and bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.41% at September 30, 2001) with quarterly principal payments.  Interest payments are made in conjunction with LIBOR pricing maturity dates.

                The Company also has a $25.0 million credit line facility with US Bank.  The credit line is collateral based, has a May 31, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75% (6.41% at September 30, 2001).  At September 30, 2001, the Company has borrowed $15.6 million against the credit line facility.  The availability of the $25 million line of credit is reduced by outstanding letters of credit, which at September 30, 2001, were $5.1 million, primarily associated with The Organic Cow acquisition.  Total availability under the line of credit is $4.3 million at September 30, 2001. This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

                In conjunction with The Organic Cow acquisition, the Company issued an $8.5 million promissory note payable to the seller, bearing interest at 5.3%, and payable in four annual installments with a final maturity in 2003.  At September 30, 2001, the balance of the note was $4.4 million and reduces the availability of the line of credit with US Bank as noted above.

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

Interest Rates.  At December 31, 2000, the Company had approximately $8.1 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total fixed rate long-term debt with fixed interest rate (including current portion) at December 31, 2000 was $7.6 million, which was less than the carrying value by $0.5 million. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at December 31, 2000, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $0.4 million.  Additionally at September 30, 2001, the Company had approximately $41.5 million of floating rate long-term debt (including current maturities) subject to interest rate risk.  A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $0.4 million over a twelve month period.

Effect of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. The Company is required to adopt the provisions of FAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets will not be amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their useful lives. The Company does not believe the adoption of this statement will have a material impact on the Company's cash flows, but it is still reviewing the provisions of these statements regarding the impacts to earnings due to potential goodwill and intangible asset amortization reductions, potentially offset or partially offset by potential future write-downs from periodic impairment reviews.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

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

HORIZON ORGANIC HOLDING CORPORATION

Date: November 14, 2001	/s/ Thomas P. Briggs
Thomas P. Briggs
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial and accounting officer of the Company)