Form 10-K
period 2001-12-31
HORIZON ORGANIC HOLDING CORP
filed 2002-03-13
CIK 1041255

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $107,716,195 as of March 1, 2002.

        As of March 1, 2002, the registrant had outstanding 10,147,643 shares of its common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

        Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 year.

HORIZON ORGANIC HOLDING CORPORATION

Annual Report on Form 10-K
December 31, 2001

PART I

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the heading "Risk Factors."

ITEM 1. BUSINESS

Overview

        We produce and market the leading brands of organic milk and a full line of branded, refrigerated, organic dairy products and organic juices. We market our products under the Horizon Organic and The Organic Cow of Vermont brand names in the U.S. and the Rachel's Organic brand name in the U.K. Horizon Organic is the largest brand of organic foods in the U.S. We also license our Horizon Organic brand for use on organic dairy products in Japan and organic eggs in the U.S. According to Information Resources, Inc., a market research firm, our organic fluid milk has an approximately 70% market share of all organic fluid milk sold in conventional supermarket chains in the U.S.

        Due to perceived health risks with conventional foods and production processes, consumers are increasingly seeking certified organic foods as a safe alternative to conventional foods. Certified organic foods are manufactured under strict regulations that mandate all raw ingredients and production processes not contain or use any pesticides, antibiotics, hormones or genetically modified organisms. We believe that our reputation and commitment to product quality enable us to position Horizon Organic as the leading alternative to conventional food products, a position supported by independent market research.

        We have experienced rapid growth since introducing our first product, organic non-fat yogurt, in 1992. We became the first company to offer branded organic milk nationwide in the U.S., and we continue to leverage our strong position as the leading organic food brand in the U.S. to capitalize on the growing demand for organic products. We have introduced a complete line of branded organic products including yogurts, pasteurized and ultra-pasteurized milk, cheese, butter, sour cream, cottage cheese, cream cheese, whipping cream, half and half, and juices, in a variety of flavors and packaging. We currently sell 132 different branded and private label stock keeping units, or SKUs in the U.S. We believe that our organic brands appeal to a broad range of consumers, which will allow us to extend our brands by introducing additional dairy and non-dairy organic products.

        We sell our products through leading natural and organic retailers, national and regional conventional supermarket chains, mass merchant retailers, other specialty food retailers, and food manufacturers who use our organic milk in their products. Our products are available in many well-known retail companies in the U.S., including Whole Foods Market, Wild Oats, Albertson's, A&P, Meijer, HEB, Kroger, Safeway, Wal-Mart, Target, Starbucks, Stop & Shop, and Giant Foods. We currently sell our products at over 15,000 retail locations in the U.S. and our products are available in retail locations that sell approximately 50% of all commodity volume, or ACV, of the total grocery products sold in the U.S.

        In the U.K., we historically marketed private label organic fluid milk and higher margin branded dairy products under the Rachel's Organic brand. Based on an independent consumer research study we commissioned, we found that the Rachel's Organic brand has strong consumer appeal, is perceived by consumers as sophisticated, upscale, and high quality, and has credibility as a leading organic brand. We are developing our business in the U.K. to focus on expanding the Rachel's Organic brand, much as we have done with the Horizon Organic brand in the U.S. In December 2001, we entered into a processing and distribution agreement with Dairy Crest Limited, the largest dairy foods company in the U.K. Under this agreement, Rachel's Organic branded fluid milk will replace all of Dairy Crest's branded organic fluid milk and Dairy Crest will become our primary processor and distributor for organic fluid milk throughout the U.K. Currently, our products are available in Tesco, Safeway, Sainsbury's, Somerfield and Waitrose, which together represent approximately 80% of all grocery sales in the U.K. In addition, Dairy Crest will distribute our Rachel's Organic branded fluid milk through its home delivery channel, which reaches over one million U.K. households. We believe our distribution and processing agreement with Dairy Crest will increase recognition of the Rachel's Organic brand and allow us to further expand this brand into additional organic categories in the U.K.

        Our net sales have grown from $16.0 million in 1996 to $158.9 million in 2001, representing a compound annual growth rate of 58.3%, driven primarily by internal growth and supplemented with select strategic acquisitions. Earnings before interest, taxes, depreciation and amortization have grown from $281,000 in 1996 to $14.4 million in 2001, representing a compounded annual growth rate of 119.7%. Diluted earnings per share increased from $0.01 per share in 1996 to $0.17 per share in 2001, representing a compound annual growth rate of 76.2%.

Industry Overview

        According to Kalorama Packaged Facts and the Organic Trade Association, organic food sales in the U.S. increased to an estimated $7.9 billion in 2000 from $4.2 billion in 1997, representing a compound annual growth rate of 23.4%. In comparison, according to the Nutrition Business Journal's Organic Foods Report 2001, total U.S. food sales increased to an estimated $488.8 billion in 2000 from $443.7 billion in 1997, representing a compound annual growth rate of 3.3%. Organic foods represented the fastest growing segment in the food sales industry, yet the segment represents less than 2% of overall U.S. food sales.

        Organic food products are now available in leading natural and organic products retailers, conventional supermarket chains, mass-merchant retailers, and other specialty food retailers across the U.S. The Economic Research Service of the U.S. Department of Agriculture estimates that conventional supermarket chains represented 49% of organic food sales while natural and organic retailers represented 48% in 2001. A July 2001 Roper Starch Worldwide survey showed that 63% of American consumers purchase organic foods and beverages at least occasionally when they shop. We believe that an increase in product availability and an increase in consumer perception that organic foods represent a safer and healthier choice will continue to support the industry's future growth.

        Organically grown foods are subject to strict farming and handling practices that naturally optimize the health and productivity of soil life, plants, and animals. Currently, various organizations, such as Quality Assurance International, Oregon Tilth Certified Organic, Organic Growers and Buyers Association, and The Organic Crop Improvement Association, use differing standards to certify products as organic. The United States government has adopted federal regulations, which are scheduled to be fully implemented by October 2002, to standardize organic certification requirements regarding pesticides, antibiotics, hormones, genetically modified organisms and farming practices. Producers in compliance with the new regulations will be allowed to use the "USDA Organic" seal in product labeling, packaging and branding for products made with 95% or more organic ingredients.

        According to Nutrition Business Journal's Organic Food Report 2001, the U.S. organic dairy market is growing at a rate of approximately 20% per year, representing an estimated $393.6 million in U.S. sales, yet represents less than 1% of the $43.9 billion total retail market for U.S. dairy products.

        According to the Soil Association, the U.K. organic dairy market is growing at a rate of more than 40% per year, and yet represents just 2.3% of the $8.8 billion total market for U.K. dairy products, or approximately $203 million in retail. The organic fluid milk segment represents approximately 50% of all organic dairy products. The other components of this market include cheese, butter, eggs, and yogurt. Although the U.K. organic dairy market is not as large as the U.S. organic dairy market, the mainstream U.K. market is more accepting of organic products, and as a result, the U.K. organic dairy market is growing more rapidly than the U.S. organic dairy market.

Our Strategy

        Our goal is to continue growing our net sales and earnings by strengthening our position as the leading organic food brand in the U.S. and building a leading position in the U.K. The key elements of our business strategy are to:

  •
  Increase Retail Availability of Our Products. We believe there is substantial opportunity to increase retail availability of our products by expanding our distribution to include additional stores of our existing retail customers, adding new retailers, and targeting new categories of retailers such as food service, convenience, drug, and club store chains. We increase shelf space and the number of SKUs we sell through existing retail customer locations generally by first introducing organic fluid milk, and then as we establish credibility with a retailer, introducing our other dairy and juice products. In addition, we have begun to manage organic dairy sections for our retailers to further increase retail availability.

  •
  Introduce New Organic Products in Existing and New Product Categories. We believe our brands are extendable to new products in existing and new organic product categories. Our new product development strategy is to create branded organic counterparts to popular conventional foods. We believe that identifying products for which there is already consumer demand increases the likelihood of a successful introduction. We introduce new products through internal development, acquisitions, and strategic partnerships with other organic and conventional foods companies. We have a strong record of successful product category introductions. In 1998, we introduced a line of organic juices. In 1999, we introduced a line of ultra-pasteurized milk products with a 55-day extended shelf life, enabling us to expand significantly our retail customer base. In January 2002, we introduced our flavored, single-serve milk products in approximately 2,500 Starbucks locations, and have begun distribution in our existing retail channels. Most recently, we announced the introduction of a new line of organic pudding.

  •
  Enhance the Image and Increase Consumer Awareness of our Brands. Our consumer research indicates that both the Horizon Organic and Rachel's Organic brands stand for high quality organic food products. We believe that our distinctive product packaging stands out in crowded refrigerated dairy cases and supports our brand positioning. In the U.S., we market our products principally under the Horizon Organic brand name using our distinctive "Happy Cow" logo, which we believe is easily identified by, and appeals to, a broad range of consumers. In addition, we recently launched an advertising campaign through select regional and national magazines and outdoor media in existing retail markets to enhance our image and increase brand awareness in the U.S. We believe the new organic regulations will increase awareness of organic foods in general and we will focus this awareness on our products as a part of our advertising and public relations campaign. In the U.K., our Rachel's Organic brand uses distinctive black packaging to create brand identity and differentiate our product offerings.

  •
  Strengthen Partnerships with our Suppliers, Processors and Retailers. We work closely with our suppliers to increase our supplies of raw organic fluid milk. We share the expertise we have gained from running our own organic dairy farms with our suppliers enabling them to provide us more milk, cost effectively. We carefully select our processors to achieve the highest quality at the lowest cost with the best customer service. We expand our relationships with existing retail customers by providing category management of organic dairy sections that distinguish our products from their conventional counterparts to attract increased consumer attention. We currently provide organic category management for over 850 stores, including many Kroger retail locations.

  •
  Increase Supply Chain Efficiency to Reduce Costs. We source the majority of our organic dairy supply requirements from independent organic dairy farms, we process most of our dairy and juice products through third party processors and we outsource all of our warehousing and distribution to independent distributors or transportation providers. We continue to improve the efficiency of our supply chain by optimizing our network of geographically dispersed suppliers and processors, enabling us to reduce transportation costs. In the third quarter of 2001, we implemented a new enterprise-wide information technology system to better manage our supply chain. We expect to realize improvements in order tracking, and retail inventory management, which we believe will help improve our margins.

Our Products and Product Development

        We offer a full line of branded, refrigerated, organic dairy products and juices under the Horizon Organic, The Organic Cow of Vermont and Rachel's Organic brands. We offer a total of 185 SKUs in the U.S. and U.K. of which 112 are marketed under the Horizon Organic brand, 10 are marketed under The Organic Cow of Vermont brand, 39 are marketed under the Rachel's Organic brand, and 24 are marketed under private labels. We also offer a number of our products in larger volume varieties for industrial sales. Our product mix has shifted and will continue to shift over time as we continue to introduce additional organic dairy and non-dairy products.

        Our new product development strategy is to create branded organic counterparts to popular conventional foods. We have recently implemented a corporate development function to coordinate teams from research and development, operations, quality assurance, marketing, and sales to evaluate consumer demand, sales potential, required marketing support, profitability potential, production, and logistics for new products. Internally, it generally takes between three to nine months from concept stage to the launch of a new product at retail. We will also seek to add new product lines and categories through acquisitions or strategic partnerships using our rigorous internal evaluation process.

        Fluid Milk.    We introduced organic fluid milk in 1993 and currently market 28 SKUs of fluid milk under the Horizon Organic brand name and 10 SKUs under The Organic Cow of Vermont brand name in New England. During late 1999 and 2000, we significantly expanded the production and sale of ultra-pasteurized milk products. Ultra-pasteurized milk has a significantly longer shelf life than traditionally pasteurized milk (55 days versus 17 days), and as a result, is a much more desirable introductory product for new retail customers. During 2001, ultra-pasteurized milk accounted for 45% of our fluid milk sales in the U.S. and has been our strongest product line for expanding into new grocery distribution. In January 2002, we introduced a new line of single-serve, flavored organic milk marketed under the Horizon Organic brand. We initially introduced this product into approximately 2,500 Starbucks locations, and we began distribution to organic and natural products and conventional supermarket retailers in the first quarter of 2002. Net sales of organic fluid milk in the U.S. increased 21% to $90.7 million in 2001 from $74.7 million in 2000.

        Other Dairy.    In addition to fluid milk, we market organic cheese, yogurt, butter, sour cream, cottage cheese, half and half, whipping cream, and cream cheese. We introduced organic cheese in 1996 and currently market 14 SKUs of organic cheese under the Horizon Organic brand name. We market a variety of organic cheeses, including Cheddar, Monterey Jack, Colby, Parmesan, and Mozzarella. Net sales of organic cheese in the U.S. increased 63% to $4.7 million in 2001 from $2.9 million in 2000. We introduced organic yogurt in 1992 and currently market 20 SKUs under the Horizon Organic brand name. We market 15 flavors of yogurt in a variety of package sizes. Net sales of organic yogurt in the U.S. increased 12% to $8.6 million in 2001 from $7.7 million in 2000. We introduced organic butter in 1996 and currently market five SKUs of organic butter under the Horizon Organic brand name. Net sales of organic butter in the U.S. increased 5% to $7.9 million in 2001 from $7.5 million in 2000.

        Juice.    We introduced organic juice in 1998 and currently market 15 SKUs of organic juice using various sizing and packaging under the Horizon Organic brand name. We market eleven different varieties of organic juices including orange, including pulp-free, with pulp, and with added calcium; grapefruit, including grapefruit with added calcium; orange-carrot; pineapple-orange; strawberry-lemonade; raspberry-lime; and lemonade. Net sales of organic juice in the U.S. increased 20% to $8.2 million in 2001 from $6.8 million in 2000.

        International.    We recently introduced organic fluid milk under the Rachel's Organic brand. We currently market five SKUs of fluid milk under the Rachel's Organic brand name in the U.K. and eight SKUs under various private label brands. We market 29 SKUs of organic yogurts and creams, of which 26 are marketed under the Rachel's Organic brand name. In addition to fluid milk and yogurt, we market one SKU of butter under the Rachel's Organic brand.

        Licensing.    We have also introduced certain new products by licensing our Horizon Organic brand to other organic food producers. For example, we currently license our Horizon Organic brand to Glenwood Foods, LLC and NuCal Foods, Inc. for use in connection with the sale of organic eggs in the U.S. In 1999, we entered into our first international licensing agreement with Takanashi Milk Products, Ltd., granting Takanashi the right to use the Horizon Organic brand on their organic dairy products for the Japanese market. We will consider other licensing and co-branding arrangements, including ones in which our organic dairy products can be used as ingredients in other organic products.

  Organic Dairy Standards And Our Quality Assurance

        We believe our long-standing, rigorous organic standards meet or exceed all currently applicable governmental certification standards, as well as all significant private organic certification standards. Milk we source from certified organic dairy farms, including our own, is produced by cows that are fed 100% organic-approved feed and have not been treated with antibiotics or synthetic growth hormones, such as rBGH. Milk we source from newly-converted, certified organic dairy farms is produced by cows that have not been treated with antibiotics or synthetic growth hormones, and that are fed at least 80% organic-approved feed for the first nine of the 12 months preceding their first milking and 100% organic-approved feed for the 90 days preceding their first milking as well as thereafter. All of our company-owned organic dairy farms, third party producers and processors in the U.S. currently meet applicable organic food standards and are certified organic primarily by Quality Assurance International, Inc., one of the leading accredited international private certification firms that perform inspections and organic certification. In the U.K., our primary fluid milk and dairy products certification is performed by The Soil Association, the leading third-party certification group in the U.K.

        In October 2002, the United States Department of Agriculture, or USDA, will implement the Organic Regulations under the Organic Foods Production Act. The Organic Regulations will set forth the minimum federal standards that all organic food companies must comply with in order for their products to be certified organic. Once producers are certified organic, they will be able to display the "USDA Organic" seal in product labeling and packaging to assure consumers that products displaying the seal meet these standards. The Organic Regulations, when implemented, will replace the existing organic standards that are currently applied independently by a variety of state agencies and private certification organizations.

        To be certified organic under the Organic Regulations by independent, government-approved, private certification organizations in the U.S., feed must be grown on land that has been free of synthetic fertilizers, pesticides and herbicides for at least three years. The Organic Regulations specify:

  •
  The feed ratio and time periods for distinct organic dairy herds;

  •
  Replacement animal management requirements;

  •
  Access to pasture requirements for organic animals;

  •
  A list of allowed and prohibited substances that can be introduced to organic animals;

  •
  A process for petitioning for the inclusion or removal of allowed and prohibited substances;

  •
  A list of prohibited vaccines for organic animals; and

  •
  Regulations as to whether a product can be labeled organic.

        Organic farm milk must be isolated from contact with conventional milk residue throughout the production and distribution process, from milking through transportation, processing and packaging.

        Organic certification under the Organic Regulations typically will include periodic field inspections of farming operations, soil and water conditions, and processing and distribution facilities. In addition, regulators and certification organizations will review detailed record-keeping and the organic producer's comprehensive organic plan, which must detail farm practices, document product inputs, and discuss all procedures. These review procedures are designed to ensure that all producers, processors, and transporters are complying with the Organic Regulations.

        We believe that our suppliers, our processors, and we will be in full compliance with the Organic Regulations by October 2002. We do not expect to incur additional material costs to achieve compliance.

Marketing

        Our marketing strategy is designed to build awareness of the Horizon Organic, The Organic Cow of Vermont and Rachel's Organic brands and generate consumer loyalty. We have positioned our products as high quality, premium alternatives to conventional foods. Our independent consumer research has shown that consumers recognize our brands as standing for high quality organic foods. We differentiate and support our brands through premium brand positioning, consumer-directed advertising, retail promotions, public relations, and distinctive packaging.

        All Horizon Organic brand dairy and juice product packaging carries the Horizon Organic "Happy Cow" and earth logo, as well as our distinctive bright red, yellow and blue colors. The Organic Cow of Vermont brand products are packaged in their distinctive brown cow and pastel coloring, while the Rachel's Organic brand products are packaged primarily in distinctive black packaging. We believe our distinctive product packaging stands out in crowded refrigerated cases. In addition, we use our product packaging to carry consumer educational information about the value of organic products in general and Horizon Organic products in particular.

        We believe that the implementation of the Organic Regulations will increase awareness of organic food products generally, and we will launch advertising and public relations campaigns to focus that awareness on our brands. As the largest organic food brand in the U.S., we believe Horizon Organic will benefit significantly from that increased awareness. We will emphasize our status as a USDA certified organic producer in our advertising and packaging once the Organic Regulations are fully implemented.

        Historically, we did not perform significant consumer-directed advertising to promote consumer awareness of our brands. During 2002, we intend to increase consumer awareness and reinforce the positive image of our brands and the value of organic products through a significant increase in consumer-directed advertising. Our advertising campaigns will focus on the peace of mind consumers feel by selecting our high quality organic food products over their conventional counterparts. We intend to significantly increase our expenditures on advertising through select regional and national magazines and outdoor media in existing retail markets. To further drive sales of our products through existing retail customers, we plan to focus our advertising efforts initially in highly developed mass markets that have demonstrated consumer acceptance of organic products, including San Francisco, Los Angeles, New York City and Denver. We also engage in other traditional consumer and trade marketing activities, including public relations activities, a consumer-oriented web page located at www.horizonorganic.com, consumer coupons, product sampling, and trade promotions.

        In October 2000, we opened the Horizon Organic Farm and Education Center on the site of the former United States Naval Academy Dairy Farm near Annapolis, Maryland. Approximately eight million consumers live within one-and-one-half hours of the Center. The Center is open to the public as a tourist attraction, with an 865 acre working organic farm, a 3,000 square foot Discovery Barn, and a 2,200 square foot store featuring organic merchandise, Horizon Organic branded products and other environmentally friendly products.

        In the U.K., our marketing efforts are very similar to our activities in the U.S., but on a smaller scale and without any significant consumer-directed advertising. We conduct consumer promotions through various retailer programs such as store circulars and food retailer publications. We also intend to utilize Rachel Rowlands, the founder of the Rachel's Organic brand, as our U.K. spokesperson for various public relations activities. In addition, our association with Dairy Crest should provide us with additional marketing capabilities, including higher impact point of sale displays in retail outlets.

Sales and Distribution

        We sell our products in the U.S. through our internal sales force that manages our external food broker network. Within our sales force, we have two distinct sales groups, one focused on natural and organic retailers and the second focused on conventional supermarket chains and mass merchants.

        We have an agreement with Acosta, Inc., the largest national food broker, to provide us with outsourced sales and category management support throughout the U.S. through their approximately 6,000 sales representatives. Our regional managers work closely with Acosta sales representatives to manage distribution, merchandising, shelf space and product placement within each of our retail customers' locations. During 2001, we increased our ACV penetration of conventional supermarkets to approximately 50%, an increase of eight percentage points over our penetration in 2000.

        Our natural and organic retailer sales group focuses on maintaining relationships with large national chains, including Whole Foods Market and Wild Oats and distributors who focus on supplying the highly fragmented natural and organic retailer market. We estimate that our products are currently in nearly all natural and organic retail locations. Our sales group focuses primarily on gaining additional shelf space for new product introductions, category management, merchandising and promotion.

        Our conventional supermarket and mass merchant sales group is responsible for developing relationships with new large, multi-unit conventional supermarkets and mass merchants (including drug store, convenience store and club store chains) to educate them about the benefits and growth opportunities of organic dairy categories and gain initial entry for our products. The group is also responsible for gaining additional shelf space and adding additional products within existing retail locations and providing category management of complete organic dairy sections. We believe that introducing organic fluid milk, a staple item for consumers with high retail turnover, as our initial product at a new retail customer location enables us to capture shelf space and gain credibility with retailers while creating consumer awareness of our brands. As demand for our fluid milk develops in each retail location, we then introduce other organic dairy and juice products, such as yogurt, cheese, butter, cream cheese, cottage cheese and juices. Over time, we have been able to introduce organic dairy sections within approximately 850 conventional supermarket locations. Many of these organic dairy sections contain up to 20 or more SKUs from our product line.

        In the U.K. we sell and distribute our branded and private label organic fluid milk through Dairy Crest Limited, the largest conventional dairy in the U.K. We have one salesperson in the U.K. who manages our relationships for our non-fluid milk products with our retail customers, principally the five chains that represent 80% of all grocery sales in the U.K.

        In the U.S., direct ship through third party transportation providers or use independent distributors to deliver products directly to retail stores. Our retail supermarket and mass merchant customers typically take delivery of our products at the customers' distribution warehouse. In the U.K., our products are either shipped directly to larger customers or sold through dairy distributors. In 2001, our three largest accounts were United Natural Foods, a national distributor comprised of five regional distributors with independent purchasing arrangements with us, H.P. Hood, a dairy processor and distributor headquartered in Boston, and Safeway, including its affiliated U.S. stores, Dominick's, Randalls, and Vons. During 2001, these three customers accounted for 13.6%, 13.4%, and 10.9%, respectively, of our total net sales. Sainsbury's, one of the largest supermarket chains in the U.K., accounted for 10.3% of our total net sales during 2001.

Production and Processing

        Organic Milk Supply    Our business depends on obtaining adequate supplies of raw fluid organic milk and juices. As a pioneer in the industry, we historically faced the difficult task of finding an adequate supply to meet our needs. Initially, we contracted for our supply of organic fluid milk products with a Wisconsin-based cooperative. At the time, there was a limited supply of organic fluid milk available for purchase by dairies. In 1994, we made a strategic decision to begin developing our own organic milk supply. We began by building a herd of organic cows at a dairy farm in Idaho, which we subsequently acquired in 1997. Also in 1997, we acquired a dairy farm in Maryland in order to develop an internal organic milk supply for the eastern United States. In 1999, we entered into a herd management agreement for a third party to manage an additional herd of organic cows in Colorado. We have established an extensive supply system, currently sourcing organic milk from 200 producers across the U.S.

        In 2001, we made a strategic decision that, due to rising interest in organic farming, we would be able to secure sufficient supply of organic fluid milk from third parties and that it is no longer necessary for us to invest capital to expand our company-owned farms. This will allow us to focus on developing additional products, pursuing acquisitions, and marketing our brands. As part of this focus, we have terminated our herd management agreement in Colorado, and will relocate the herd to the Idaho Dairy. In addition, we have had discussions regarding the sale of our Idaho and Maryland dairies; however, no definitive agreement has been negotiated or executed, and we have not reached a definitive decision to sell either the Idaho Dairy or the Maryland Dairy.

        We generally enter into supply agreements with organic dairy farmers throughout the U.S. with a typical term of one to two years. The agreements obligate us to purchase certain minimum amounts of organic fluid milk.

        In the U.K., we source all of our organic fluid milk supply from two organic milk cooperatives and three independent dairy farmers for the production of all of our organic fluid milk and other organic dairy products. These agreements are as follows:

  •
  In 2000, we entered an agreement with Organic Milk Suppliers Co-Operative Limited to be our supplier of organic milk in connection with our agreement to supply organic milk to Sainsbury's.

  •
  In 2000, we entered into an agreement with Calon Wen Organic Milk Co-Operative Ltd. to supply milk for our Rachel's dairy. This agreement expires in 2005.

  •
  In 2000, we entered separate agreements with three individual producers: Geoffrey William Persey, Roger Lucas Persey, and W. Persey & Son. Under the terms of each of these agreements, we purchase all of the organic milk produced by each dairy at a fixed price. These agreements are due to expire in 2005 but are automatically renewed unless either party expressly gives notice of its desire not to renew the agreement.

        Historically, our long-term contracts obligated us to purchase minimum supply amounts at fixed prices, which affected our margins when prices fell or when we overestimated demand. However, the increase in organic fluid milk supply has led to the development of a market for organic fluid milk on an as-needed basis. We intend not to contract for all of our anticipated needs on a long-term basis in the future to give us additional flexibility and minimize the impact of price volatility and fluctuating demand on our margins.

        Processing.    In the U.S., we have a strategically located, nationwide network of processors to manufacture and package organic fluid milk and other organic products for distribution to our customers. This network includes 23 dairy processors, nine of which process fluid milk and 14 of which process non-fluid milk products, such as yogurt, cheese and butter, as well as two organic juice processors. All of our milk processors have cold storage facilities that allow us to store fluid milk for a specified duration. We continuously monitor our inventory and product mix against forecasted demand, and schedule production processing accordingly. If we determine that the required supply of a particular product has been met, we are able to convert our remaining raw milk supply into several alternative products, thus mitigating the risk of spoilage. Several of our processors utilize ultra-pasteurization techniques; a process that greatly extends the shelf life of our fluid milk products. Ultra-pasteurized milk has a much longer shelf life, 55 days versus 17 days, than traditional milk, enabling us to deliver the product outside of our core markets. Furthermore, ultra-pasteurized products are a much more desirable introductory product for our new retail customers where product turn may be slower and, to date, has been one of our strongest product lines for expanding milk distribution into new grocery chains.

        In the U.K., we have historically processed our products primarily at our company-owned plants. The balance of our products, which were less than 5% of total U.K. net sales, are processed at four third-party plants. During December 2001, we signed a strategic agreement with Dairy Crest that provides for processing and distribution of our private label and Rachel's Organic branded milk. We expect to close our U.K. milk processing plant by June 2002.

        Transportation.    Transportation costs represent a significant portion of our cost of sales. We outsource all of the inbound and outbound transportation of organic farm milk from our producers to processors, as well as the transportation of finished goods from our processing plants to our customers or our cold storage warehouses. We have and will continue to reduce transportation costs by choosing processors and producers who are strategically located near each other as well as near significant distribution points.

Competition

        We compete with conventional, natural and organic dairy and non-dairy products. There are many brands of conventional and natural foods that hold significant market shares, individually or in the aggregate in the retail food market. Our principal competitors for organic dairy products vary by region and include Organic Valley, which is marketed by CROPP, a dairy cooperative located in Wisconsin; Stonyfield Farm, a national brand of organic yogurt located in New Hampshire, whose major investor is Groupe Danone, the maker of Dannon yogurt; Straus Family Creamery, a regional organic dairy located in California; Echo Springs, a regional organic and conventional dairy located in Oregon; and Brown Cow West, Inc., a regional organic and conventional dairy located in Northern California.

        Our principal competitor in organic juices is Organic Valley, which markets not-from-concentrate organic juices. We also compete with traditional juice manufacturers including Pepsi (Tropicana), Coca-Cola (Minute Maid and Odwalla), and private label products.

        There has recently been significant interest in the organic foods segment by conventional foods manufacturers. Groupe Danone has recently acquired a significant minority interest in Stonyfield Farm; General Mills Corporation has acquired Cascadian Farms, a leading organic food products company; and H.J. Heinz Company has a significant investment in Hain Celestial Group, Inc., the largest organic food company in the U.S. Traditional food companies may continue to acquire or partner with existing organic brands, which could leverage their existing retail distribution to compete more effectively with us in the organic foods segment.

        In the U.K., the largest competitor to our Rachel's Organic brand of yogurt is Yeo Valley Organic, which produces organic dairy products and has the leading market share of organic yogurt. Traditionally, the organic fluid milk business has been dominated by private label products, with few branded products.

Intellectual Property Rights

        Our logos and product packaging are integral to our success, and we take action to protect against imitation of our logos and packaging and to protect our trademarks and copyrights as necessary. We currently have five registered trademarks with the United States Patent and Trademark Office. Our U.S. trademark registrations can be renewed perpetually. In addition, we have seventeen registered trademarks in other countries.

Government Regulation

        In addition to the Organic Regulations, we are subject to extensive government regulation.

        United States Dairy Support Program and Federal Milk Marketing Order Program.    The wholesale price of farm milk purchased from dairy producers by dairy processors and manufacturers is based on a combination of factors including supply and demand and federal and state regulations. The federal government regulates minimum farm milk pricing through federal market orders and price support programs. State governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for milk. Organic farm milk, the primary raw ingredient for our organic dairy products, is presently considered to be the same as conventional farm milk for federal and state minimum pricing purposes. As a practical matter, however, we pay organic dairy producers amounts significantly in excess of the minimum prices for conventional milk established by federal, state or regional authorities.

        On a monthly basis federal and state market orders determine the minimum price processors and manufacturers are required to pay for farm milk. The minimum prices vary according to how the milk is used. Class I milk is used for fluid milk processing. Class II milk is used for fluid cream products and soft manufactured products, such as yogurt and ice cream. Class III milk is used for the production of cheeses. Class IV milk is used for manufacturing butter and dry milk products. Class I milk receives the highest price and varies by region. Class II, III and IV prices are the same throughout the U.S. In each order, total value of milk in all classes is "pooled" together to determine the minimum average or "blend" milk price that must be paid by processors and manufacturers for farm milk. Like the Class I price, the minimum producer price is adjusted by region. Dairy processors and manufacturers with a class value above the blend value pay into the pool while processors and manufacturers with a class value below the blend value draw from the pool. This process equalizes dairy producer payments and allows all of the milk farmers within the region to share in the higher price paid for Class I use.

        We contract with milk processors to process our organic fluid milk products and are responsible through those processors for pooling charges and administrative assessments, the costs of which are passed through to us by the processors of the organic milk. These pooling and administrative assessment charges are assessed retroactively on a monthly basis, and are not known or predictable, with certainty, in advance.

        Concentrated Animal Feed Operations.    The United States Environmental Protection Agency and various state environmental agencies regulate Concentrated Animal Feed Operations to ensure compliance with animal waste management limitations. Concentrated Animal Feed Operations with more than 1,000 Animal Units, or those with more than 300 Animal Units discharging directly into U.S. waters, are required to obtain a National Pollution Discharge Elimination System permit. Concentrated Animal Feed Operations are required to limit discharge of animal waste through lined wastewater retention structures such as lagoons and are subject to site investigation for analysis of compliance. We believe that our farms subject to the Concentrated Animal Feed Operations regulations are presently in compliance. These regulations have not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have on our business in the foreseeable future.

        Other Environmental Regulations.    We are subject to certain additional federal, state and local environmental laws and regulations. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended; the Resource Conservation and Recovery Act, as amended; the Federal Water Pollution Control Act; and their state and local counterparts and equivalents.

        We maintain aboveground or underground petroleum storage tanks at two of our facilities in the U.S. These tanks are periodically inspected to determine compliance with applicable regulations. We may be required to make expenditures from time to time in order to remain in compliance with such regulations.

        Public Health Regulations.    We are regulated extensively under federal, state and local laws. Regulation at the federal, state and local levels are subject to change. As a manufacturer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive regulatory scheme governs manufacturing (including composition and ingredients), labeling, packaging and food safety. The Food and Drug Administration regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices and regulations. In addition, the Food and Drug Administration specifies the standards of identity for certain foods, including many of the products sold by us, prescribes the format and content of certain nutrition information required to appear on food product labels, and approves and regulates claims of health benefits of food products.

        In addition, the Food and Drug Administration enforces the Public Health Services Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are also subject to state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of dairy products.

        All of our processors maintain quality control laboratories to test milk, other ingredients and finished products, including our products. Product quality and freshness are essential to the successful retail distribution of refrigerated milk and dairy products. To monitor product quality at these facilities, we maintain quality control programs to test products during various processing and packaging stages. Each dairy manufacturing facility has its own staff of technicians who monitor products to maintain high quality formulations and to protect against contamination.

        Employee Safety Regulations.    We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act of 1970, as amended. These regulations require us to comply with certain manufacturing, health and safety standards.

        Compliance with existing or new regulations may require us to make significant capital expenditures and to incur higher costs. In addition, we may be subject to additional laws or regulations administered by the USDA or other federal, state, foreign or local regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. We cannot predict the nature of such future laws, regulations, interpretations, or applications, nor can we predict what effect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future. Such laws could, however, require the reconfiguration of production, processing and transportation methods of our products, including but not limited to more onerous food safety, labeling, and packaging requirements; increased compliance regulations for waste management; increases in transportation costs; higher costs under the Federal Milk Marketing Order System or similar state or regional programs; and greater uncertainty in production and sourcing estimates.

Employees

        As of December 31, 2001, we had 237 full-time employees in the U.S. and 107 full-time employees in the U.K. We believe that our relations with our employees are good.

Risk Factors

        You should carefully consider the following risks relating to ownership of shares of our common stock. You should also refer to the other information contained or incorporated by reference in this report, including the financial statements and related notes. In addition, the risks described below are not the only ones that we are facing. We have only described the risks that we are presently aware of and consider to be material. However, there may be additional risks that we view as not material or of which we are not presently aware. If any of the events described below were to occur, our business, prospects, financial condition, results of operations, or cash flow could be materially adversely affected.

If we fail to continue to develop and maintain our brands, we could lose existing customers and may not be able to implement our growth strategy.

        We believe that developing and maintaining our Horizon Organic, Rachel's Organic and The Organic Cow of Vermont brands is critical to our success. Our success in promoting and enhancing our brands will depend on our ability to provide customers with consistently high quality products. We intend to increase our marketing efforts to create and maintain brand loyalty and to increase the awareness of our brands as the premiere choice for certified organic products. We intend to increase our SKUs in retail locations, create new usage opportunities for our current products, such as changes in portion size or flavors, and introduce new product lines. If we are unable to develop and maintain brand loyalty, we will not be able to effectively implement our growth strategy.

        We differentiate our products through brand, quality standards and organic certification. Should we experience quality control issues, or if we or any of our suppliers and processors lose their organic certifications, or if we provide products, even in small amounts, that are found not to comply with organic standards, our brand image could suffer irreparable harm. If the distributor or retail seller improperly stores our products or does not remove our products from the shelves after the expiration date, the quality of our products may be affected, which could damage our brand image. In addition, from time to time we enter into brand licensing agreements. Customer dissatisfaction or performance issues with any of our licensees could have an adverse impact on our reputation and the perception of our brands.

Adverse publicity could negatively impact our brand image and our financial condition.

        From time to time we have received consumer complaints regarding illness allegedly caused by our products. While such claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim will not result in adverse publicity for us or monetary damages, either of which could materially and adversely affect our brand image, financial condition and results of operations. There can be no assurance that our insurance coverage will be adequate to protect us against the adverse financial impact of a product liability claim, or that such insurance will continue to be available to us on reasonable terms in the future. A product recall or a product liability judgment against us, regardless of whether it is covered by insurance, would have a material negative impact on our brand image.

Third-party infringement on our intellectual property rights could negatively impact our brand image.

        Our product packaging and merchandising designs are integral to our success, and we take action to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. We currently have five trademarks registered in the U.S. and seventeen trademarks registered in other countries. There can be no assurance that third parties will not infringe on or misappropriate our trademarks, trade dress and other proprietary rights. In addition, our proprietary rights may not be protected as well under the laws of certain foreign countries as they are under United States laws.

If we fail to develop and expand our Rachel's Organic brand, the growth and profitability of our U.K. operations could be jeopardized.

        The development and expansion of the Rachel's Organic brand image and product line is important to the future success of our company. Historically, we have offered only a limited selection of yogurt and other dairy products under the Rachel's Organic brand. We recently decided to capitalize on the positive consumer perception of the Rachel's Organic brand by expanding it to include a full product line, including products developed specifically for the U.K. market.

        We have recently partnered with Dairy Crest Limited, the largest dairy company in the U.K., to distribute our Rachel's Organic fluid milk products to Dairy Crest's home delivery customers. In addition, Dairy Crest will transition the organic milk brands it offers to customers to our Rachel's Organic brand. While U.K. consumers have accepted certain Rachel's Organic branded dairy products, there is no assurance that they will accept our Rachel's Organic brand on a larger scale. If we cannot successfully develop and expand our Rachel's Organic brand, our profitability and growth would be negatively affected.

If we fail to manage our supply chain efficiently, we may increase our operating costs and reduce our operating margins.

        Our supply chain is complex. We rely on third parties for our raw materials and for the production, processing and transportation of our products. The inability of any of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Most of our products are perishable and require immediate processing and transportation to retail outlets. Because our products cannot be stored for long periods, we must continuously monitor our inventory and product mix against forecast and actual demand, or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date before we have the necessary consumer demand. In addition, we cannot guarantee that our suppliers will be able to meet our needs or that amounts or capacity will be available when needed. Shipping and transportation costs are a large portion of our operating expenses and such costs can fluctuate based on our ability to schedule full truckloads for delivery and volatility in fuel and labor costs. If we are not able to manage our supply chain efficiently to insure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

Volatility in the cost of organic farm products could increase our cost of sales and reduce our gross margin.

        Organic feed represents a material portion of the cost of producing organic milk. Our cost to produce or purchase raw organic farm products, including organic feed, from our suppliers can fluctuate depending on many factors, including: weather patterns; outbreaks of livestock epidemics; economic and political conditions; and the pricing volatility of the conventional dairy product market. In addition, we must compete with entities involved in other aspects of organic food production having substantially greater resources than us for limited supplies of raw organic farm products, particularly organic feed. If the cost of organic raw farm products increases due to any of these factors, we may not be able to pass along the increased costs to our customers.

        Supply of organic raw farm products has historically been less than demand. As a result, we have entered into fixed-price contracts for organic raw farm products under which we pay premium prices to ensure our supplies. If supply grows faster than demand, as it has recently in the U.K. organic market, while these pricing arrangements are in effect, we will be contractually obligated to pay premium prices for our organic raw farm products while market prices decline. In addition, if the supply of organic raw farm products is greater than the demand and we are unable to convert it to other dairy products, we may be forced to sell our excess supplies into the conventional market for prices lower than we originally paid. If we incur higher costs as part of our production process or sell our excess supplies for prices lower than we originally paid, our margins will decrease and our profitability will suffer.

We may not be able to continue, or to effectively manage, our rapid growth.

        We have grown at a rapid pace, both internally and through acquisitions. Our expansion has placed, and will continue to place, significant demands on our administrative, marketing, financial, operational and management personnel and systems. We cannot assure you that we will be able to enhance or maintain our brand image and recognition, expand our product lines and retail distribution, manage costs, adapt our infrastructure and modify our systems to accommodate future growth. We recently installed a new enterprise-wide information system to better manage our business; however, there is no assurance that our new system will be adequate to meet our future needs. We may expand our product lines, in part, through acquisitions of complementary businesses or products and joint ventures with strategic partners. We may be unable to successfully integrate acquired companies or joint venture partnerships into our existing businesses. We may encounter problems in connection with the integration of any new businesses, such as:

  •
  transitioning non-organic food companies to meet our organic standards;

  •
  transitioning or incorporating acquired brands with our three core organic brands;

  •
  unanticipated quality issues with acquired products;

  •
  adverse effects on business relationships with our suppliers and customers;

  •
  diversion of management attention;

  •
  loss of key employees; and

  •
  compatibility of financial control and information systems.

        If we are not able to continue our rapid growth, or if we are not able to manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

Competition may result in decreased retail distribution and consumer demand for, and price reductions of, our products.

        We compete with conventional, natural and organic dairy products for consumer dollars and retail shelf space. We have many competitors in the organic dairy products market, most of which compete on a regional basis. There also has been significant interest in the organic foods segment by conventional food manufacturers such as Group Danone, the maker of Dannon yogurt, the General Mills Corporation and the H.J. Heinz Company. If traditional food companies acquire organic brands, they could compete more effectively than us in the organic foods segment or make it uneconomical for us to introduce new products. Our juice products also compete with conventional, natural and organic juice products, including brands manufactured by large companies such as Coca-Cola and Pepsi having significantly greater financial, marketing and advertising resources and distribution systems. In the U.K., we recently introduced Rachel's Organic brand organic fluid milk. Our Rachel's Organic brand organic fluid milk is one of the few branded products in a market previously dominated by private label products. We cannot guarantee that we will be able to compete successfully or that such competition in any of our product markets will not result in price reductions or in decreased retail distribution or consumer demand for our products.

If consumer preferences for organic foods decline or if we fail to anticipate consumer preferences, our business could be negatively affected.

        Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. We believe that our growth to date has been due, in large part, to increased awareness of food safety issues and a growing consumer preference for a healthy lifestyle. Our brand image is built on the basis that our organic products are environmentally responsible, safe and of the highest quality. However, the market for organic food products, including our products, is subject to changing consumer trends, demands and preferences. Our failure to anticipate, identify or react to these changes could lead to, among other things, reduced demand and price reductions, which could have a material adverse effect on our business. We intend to introduce additional products, however, there is no assurance that consumers will adopt our new products.

Increases in charges under the United States Dairy Support Program and Federal Milk Marketing Order Program could adversely affect our cost of sales and gross margin.

        Farm milk pricing is regulated by the federal government through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for milk. As a result of these regulations, we must pay "pooling" and other charges under the support programs and administrative assessments for government mandated marketing programs. These pooling and administrative charges are assessed retroactively on a monthly basis and are not known or predictable, with certainty, in advance. If these charges increase to levels higher than we anticipate, our cost of sales and gross margin would be negatively affected.

Changes in federal, state and local regulations may cause us to incur additional compliance costs.

        In order to claim that our products are certified organic, we must be able to demonstrate that all of the feed, farm operations, fluid milk and processing steps involved in the production of the finished goods meet certain standards. In December 2000, the United States federal government adopted final national organic regulations that become effective in October 2002. These regulations set forth the minimum standards producers must meet in order to have their products labeled as "certified organic." While we believe our products and our supply chain are already compliant with these regulations, there is no assurance that we, or our suppliers, will not need to incur additional costs to comply fully with the new regulations or that the regulations will not be modified in the future, causing us, or our suppliers, to incur additional costs to remain in compliance. Any or all such actions could negatively affect our business.

The loss of key management or our inability to attract and retain management talent could adversely affect our business.

        Our future prospects depend to a significant extent upon the continued service of our key executives. The loss of any of the key executives could have a material adverse effect on our business, financial condition or results of operations. Furthermore, our continued growth depends on our ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance that we will be successful in such efforts. We are also dependent on our ability to continue attracting, retaining and motivating our sourcing, production, distribution, sales, marketing and other personnel, of which there can be no assurance of success. If we retain our farms, we will need to hire a senior level farm manager with experience running organic dairy farms. Our inability to hire an experienced manager, in the event we do not sell the farms, could have an adverse effect on our business.

Our quarterly financial results fluctuate and are difficult to predict. If our future results are below the expectations of the public market analysts and investors, the price of our common stock may decline.

        Our quarterly revenue and results of operations are difficult to predict. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The reasons for these fluctuations include, but are not limited to:

  •
  the amount and timing of operating costs relating to expansion of our business, operations and infrastructure;

  •
  changes in supply and demand and the impact of these changes on our gross margin; and

  •
  milk pooling charges assessed monthly in arrears, which vary from month to month.

        Although we are a publicly traded company, the volume of trading activity in our stock is still relatively limited. This allows small amounts of trading activity to cause fluctuations in our stock price.

        We plan to increase our operating expenses to expand our marketing efforts in order to increase brand awareness. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be adversely affected. It is possible that in some future quarter, our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock could fall.

Preemptive rights held by one of our stockholders could make the sale of our company difficult.

        One of our stockholders, Dean Foods Company, formerly Suiza Foods Corporation, has preemptive rights, rights of first negotiation to acquire us, rights of first refusal on certain transfers and registration rights pursuant to stockholder agreements with us and with certain of our principal stockholders. These rights, if exercised, could force delays in negotiating and completing transactions that may be favorable to us and to our stockholders and negatively affect our stockholders' ability to receive payment for their shares equal to the payment premium they would receive if such rights did not exist. In addition, these rights, even if not exercised, may cause potential buyers to decide not to submit offers for our company or to submit offers based on substantially lower valuations of our company.

Fluctuations in exchange rates could adversely affect our results of operations and financial condition.

        We may, from time to time, need to exchange currency between our U.S. and U.K. operations. In addition, we translate our U.K. financial statements from British pounds sterling to U.S. dollars. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Because we do not engage in hedging activities, we are subject to any volatility that occurs. Should the foreign exchange rates change to levels different than we anticipated, our business, financial condition and results of operations may be materially adversely affected.

ITEM 2. PROPERTIES

        We own or lease the following properties:

  •
  We own two farms, the Idaho Dairy and the Maryland Dairy. The Idaho Dairy consists of over 3,800 acres, including 22,755 square feet of production and office space. The Maryland Dairy consists of over 450 acres, including 109,059 square feet of production and office space (including barns).

  •
  In March 2000, we purchased an additional dairy farm consisting of 607 acres in Wilton, California. We do not operate this farm and it is held for sale.

  •
  We lease a 26,000 square foot facility in Longmont, Colorado for our corporate headquarters.

  •
  We lease the United States Naval Academy Dairy near Annapolis, Maryland where we have built and maintain the Horizon Organic Farm and Education Center.

  •
  We lease approximately 1,000 square feet of office space and 19,645 square feet of milk processing space in the U.K. We expect to close our U.K. milk processing facility by June 2002.

  •
  We own approximately 13,000 square feet of office and production space in Wales that houses our Rachel's Dairy operations.

  •
  The Maryland and Idaho Dairies and the California farm all serve as security for our $25 million term loan and $25 million revolving line of credit with US Bank National Association. In addition, the Idaho Dairy serves as security for our loan with Farm Credit Services and the Maryland Dairy serves as security for our loan with People's Bank.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to various routine legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Our common stock is quoted on the Nasdaq National Market under the symbol "HCOW." The following table identifies the high and low sales price per share of our common stock as reported by the Nasdaq National Market for the years ending December 31, 2000 and 2001.

	High	Low
Year Ended December 31, 2000
First Quarter	$11.31	$7.37
Second Quarter	$12.00	$8.25
Third Quarter	$11.68	$8.06
Fourth Quarter	$8.12	$4.43
Year Ended December 31, 2001
First Quarter	$6.625	$4.125
Second Quarter	$9.71	$4.45
Third Quarter	$11.98	$8.00
Fourth Quarter	$17.21	$9.95

        On March 1, 2002, the last reported sales price of our common stock on the Nasdaq National Market was $15.65 per share. As of December 31, 2001, there were 266 stockholders of record and approximately 4,500 beneficial holders of our common stock.

        Since January 1, 2001, we have not sold or issued any unregistered securities.

DIVIDEND POLICY

        We have never declared or paid a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future. We expect to retain future earnings, if any, to finance the growth and development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, and our financial condition. In addition, our line of credit and term loan with US Bank prohibit us from paying cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data below presents our consolidated financial information. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes, included elsewhere herein. The financial data pertaining to 2001, 2000 and 1999 is derived from our consolidated financial statements included in this report. The financial data pertaining to 1998 and 1997 is derived from our audited financial statements not included in this report.

	Fiscal Year Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	Dec. 31, 1998	Dec. 31, 1997
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations
Data:
Net sales	$158,870	$127,206	$84,771	$49,360	$29,565
Cost of sales(1)	109,844	86,903	56,591	32,615	22,639

Gross profit	49,026	40,303	28,180	16,745	6,926
Selling expenses	31,341	25,387	18,399	11,007	5,656
General and administrative expenses	8,036	8,964	6,185	2,871	2,259
Intangible assets amortization	3,271	2,545	1,215	467	125

Operating income (loss)	6,378	3,407	2,381	2,400	(1,114)
Other income (expense), net	(3,466)	(2,495)	58	(825)	(1,108)

Income (loss) from continuing operations before income taxes, minority interest and extraordinary item	2,912	912	2,439	1,575	(2,222)
Income tax benefit (expense)	(1,172)	(393)	(1,037)	(675)	513
Minority interest in loss of subsidiary(2)	—	—	—	—	687

Income (loss) from continuing operations	1,740	519	1,402	900	(1,022)
Extraordinary item, net of income tax(3)	—	—	—	(414)	—

Net income (loss)	$1,740	$519	$1,402	$486	$(1,022)

Net income (loss) per basic share(4)	$.17	$.05	$.15	$.07	$(.23)

Net income (loss) per diluted share(4)	$.17	$.05	$.14	$.06	$(.23)

Weighted average shares outstanding:
Basic	10,007	9,796	9,668	7,339	4,488
Diluted	10,213	10,030	9,992	7,742	4,488
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,534	$2,438	$3,693	$14,384	$404
Working capital	21,885	23,714	18,436	28,298	2,935
Total assets	129,766	132,164	84,612	69,356	32,737
Long-term debt, less current portion	40,313	45,685	11,337	4,923	17,960
Total stockholders' equity	60,754	58,644	57,888	55,970	8,886

(1)
Prior to fiscal 1997, we recorded our share of the losses of Sunrise Organic Farms, Inc. ("Sunrise") in other income (expense), net. As a result of the acquisition of the remainder of Sunrise in May 1997, a loss of $1.3 million is included in cost of sales for fiscal 1997.

(2)
The results of operations of Sunrise have been included in our consolidated statements of operations from January 1, 1997, with an offsetting minority interest recorded, covering the period in which Sunrise was not 100% owned by us, of $687,000 during fiscal 1997.

(3)
The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $667,000. The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000, in our consolidated statements of operations for the year ended December 31, 1998.

(4)
Net income (loss) per share is computed using the weighted average number of common shares (basic) and common and common equivalent shares (diluted) outstanding during the period. See note 2 to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section titled "Risk Factors." The following discussion and analysis should be read in conjunction with Item 1 of this report and the consolidated financial statements and accompanying notes attached to this report.

Overview

        We produce and market the leading brands of certified organic fluid milk and a full line of branded, refrigerated organic dairy products and organic juices. We market our products under the Horizon Organic and The Organic Cow of Vermont brand names in the U.S., and the Rachel's Organic brand name in the U.K. In addition, we license our Horizon Organic brand for use on organic milk and dairy products in Japan and for organic eggs in the U.S. According to Information Resources, Inc, a market research firm, our organic fluid milk has an approximately 70% market share of all organic milk sold in conventional supermarket chains in the U.S.

        Our company was founded in Boulder, Colorado in 1991. We introduced our first products, organic nonfat yogurts, in 1992, with organic fluid milk following in 1993. Initially, we contracted for our supply of organic milk products with a Wisconsin-based cooperative. At the time, there was a limited supply of organic fluid milk available for purchase by dairies. In 1994, we made a strategic decision to begin developing our own organic milk supply. We began by building a herd of organic cows at a dairy farm in Idaho, which we subsequently acquired in 1997. Also in 1997, we acquired a dairy farm in Maryland in order to develop an internal organic fluid milk supply for the eastern U.S. In 1999, we entered into a herd management agreement for a third party to manage an additional herd of organic cows in Colorado.

        In 1995, we began focusing on expanding and integrating a nationwide production, processing and distribution system. As part of our efforts to increase our distribution, in April 1998, we acquired the largest brand of organic dairy products in the metropolitan New York region and rebranded it under our Horizon Organic label. In April 1999, we acquired The Organic Cow of Vermont brand name. We continue to market our milk products under this brand in the New England region.

        In 1999, we began selling our products in Europe by acquiring Rachel's Dairy Limited, a U.K. company that processes, markets and distributes organic yogurts and creams. In 2000, we furthered our presence in the U.K. by acquiring Meadow Farms Limited, the leading processor and supplier of organic fluid milk in the U.K. Meadow Farms sold primarily private label products at the time of our acquisition. We have recently introduced organic fluid milk products under the Rachel's Organic brand as a result of strong U.K. consumer support for the Rachel's Organic brand. In December 2001, we entered into a processing and distribution agreement with Dairy Crest Limited, the largest dairy company in the U.K., that provides for them to distribute our private label and Rachel's Organic milk throughout the U.K. and to replace all of Dairy Crest's branded organic fluid milk with Rachel's Organic branded milk.

        In 2001, we made a strategic decision that, due to rising interest in organic farming, we would be able to secure sufficient supply of organic fluid milk from third parties and that it is no longer necessary for us to invest capital to expand our company-owned farms. This will allow us to focus on developing additional products, pursuing acquisitions, and marketing our brands. As part of this focus, we have terminated our herd management agreement in Colorado, and will relocate the herd to the Idaho Dairy. In addition, we have had initial discussions regarding the sale of our Idaho and Maryland dairies; however, no definitive agreement has been negotiated or executed, and we have not reached a definitive decision to sell either the Idaho Dairy or the Maryland Dairy. If we enter into a definitive agreement to sell any of our farm assets, those assets will be accounted for in accordance with accounting standards applicable to discontinued operations. We will not change the accounting treatment of any of our farm assets until we reach a definitive decision to sell them.

        We sell our products in the U.S. primarily through our internal sales force that manages our external food broker, Acosta, Inc., the largest national food broker. Our agreement with Acosta provides us with outsourced sales and category management support throughout the U.S. through its approximately 6,000 sales representatives. Our customers are natural foods supermarkets, supermarket chains, mass merchant retailers, specialty food retailers, and food manufacturers who use our organic milk in their products. Domestic sales accounted for approximately 80%, 83% and 95% of total net sales in 2001, 2000 and 1999, respectively. International sales accounted for approximately 20%, 17% and 5% of our total net sales in 2001, 2000 and 1999. We have distribution arrangements with United Natural Foods, Inc., a national distributor headquartered in Dayville, Connecticut, and H.P. Hood, Inc., a dairy processor/distributor headquartered in Boston, Massachusetts. Each of these arrangements accounted for 13.6% and 13.4%, respectively, of our total sales in 2001. In addition, sales to Safeway and its affiliates in the U.S. represented 10.9% of our total sales. In the U.K. we sell our products through our internal salesperson and, since entering into our strategic partnership agreement with Dairy Crest Limited, through Dairy Crest's sales force. In addition to increased retail distribution, our alliance with Dairy Crest will put our Rachel's Organic branded fluid milk into Dairy Crest's home delivery service, which reaches more than one million households in the U.K. In addition, sales to Sainsbury's, one of the leading supermarket chains in the U.K., represented 10.3% of our total sales in 2001.

        We derive revenues primarily through product sales. Net sales include product sales, less product returns, if any, and allowances. Product sales are comprised primarily of sales of organic fluid milk, organic yogurts, organic butters, organic cheeses and organic juices. Revenue is generally recognized at the time title transfers, which is upon shipment to or pickup by a customer.

        Cost of sales includes the cost of raw materials, processing fees, inbound freight costs, milk pooling charges and operating income or loss (before goodwill amortization) from farm operations. The costs of our farm operations include all costs associated with the milk production from our three internally owned organic dairy herds. Such cost factors primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses and fixed asset depreciation. We follow generally accepted accounting principles for recording the depreciation of our farm assets using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Cattle are depreciated using a straight-line method over five years commencing with their first milking and have a capitalized cost based on purchase price plus pre-production costs.

        We purchase most of our fluid milk supply from various organic farmers and cooperatives throughout the U.S. and the U.K. In the U.S., we generally have contracts with our suppliers with terms of one to two years. In the U.K., terms generally range anywhere from three months to four years. Prices are set based on butterfat content and quality testing criteria and most contracts require that we purchase minimum quantities of organic farm milk. If we cannot use the minimum amounts of milk we are required to purchase under these contracts, either as organic milk or in other organic dairy products, we sell the organic milk as conventional milk, which has a lower price point. We record the difference between our purchase price for organic milk and the conventional milk price received by us in cost of sales.

        Processing fees include payments made to our dairy processors and juice processors to process raw ingredients into organic milk, dairy and juice products. Inbound freight costs include all raw material inbound shipping costs to the processors. Milk pooling charges include charges incurred by our processors as calculated by the Federal Milk Market Order System. We estimate each month's pooling charges and adjust them to actual the following month because the pooling charge assessments are received from the System Administrators one month in arrears.

        Gross profit includes net sales less cost of sales.

        Selling expenses consist of all expenses required to market and sell our products, including our direct selling, marketing and distribution costs.

        General and administrative costs are comprised of all costs of operations and corporate support not specifically included in any of the items above. Depreciation expense associated with our new enterprise resource planning system and general operations/accounting software is included in this line item.

        Intangible assets amortization includes the amortization of goodwill resulting from the acquisitions of Meadow Farms and Organic Matters in 2000, Rachel's Dairy in 1999 and the Idaho Dairy in 1997. It also includes amortization of intangible assets acquired from the Juniper Valley brand purchase in 1998 and The Organic Cow of Vermont brand purchase in 1999.

Results of Operations

        The following table sets forth certain items from our consolidated income statements as a percent of revenues.

	As a Percentage of Net Sales For the Year Ended December 31,
Description
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.1	68.3	66.8
Gross margin	30.9	31.7	33.2
Selling expense	19.7	20.0	21.7
General and administrative expense	5.1	7.0	7.3
Goodwill and intangible assets amortization	2.1	2.0	1.4
Total operating expense	26.8	29.0	30.4
Operating income	4.0	2.7	2.8
Other income (expenses), net	(2.2)	(2.0)	.1
Income before income taxes	1.8	.7	2.9
Income tax expense	.7	.3	1.2
Net income	1.1%	.4%	1.7%

Year to Year Comparisons

Year ended December 31, 2001 compared to year ended December 31, 2000

        Net Sales.    Net sales increased by 25%, or $31.7 million, to $158.9 million in 2001 from $127.2 million in 2000. Net sales from U.S. operations increased 21%, or $22.1 million to $127.0 million from $104.9 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels. Changes in our U.S. product category sales are as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 21%, or $16.0 million, to $90.7 million in 2001 from $74.7 million in 2000.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 96%, or $20.0 million, to $40.7 million in 2001, from $20.7 million in 2000. This increase was primarily due to expansion of UP milk to new customers throughout the year.

  •
  Sales of traditional pasteurized fluid milk decreased 7%, or $4.0 million, to $50.0 million in 2001 from $54.0 million in 2000. The decrease was primarily the result of some customers substituting UP fluid milk distribution for traditional pasteurized milk distribution.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 55% traditional pasteurized fluid milk in 2001 from 72% in 2000.

        Other Dairy

  •
  Total net sales of our other dairy products increased 20%, or $5.0 million, to $30.5 million in 2001 from $25.5 million in 2000, driven primarily by increased sales of our cheese products and increased industrial sales.

  •
  Net sales of yogurt increased 12%, or $900,000, to $8.6 million in 2001 from $7.7 million in 2000.

  •
  Net sales of butter increased 5%, or $400,000, to $7.9 million in 2001 from $7.5 million in 2000.

  •
  Net sales of cheese increased 63%, or $1.8 million, to $4.7 million in 2001 from $2.9 million in 2000. This resulted from the introduction of new cheese varieties and expansion of distribution of existing items.

  •
  Net sales of industrial products, such as powder and cheeses sold for further processing into finished goods, increased 36%, or $1.1 million, to $4.0 million in 2001 from $2.9 million in 2000. This increase also includes the expansion of single-serve branded cup yogurt into foodservice outlets.

        Juice

  •
  Net sales of our juice products increased 20%, or $1.4 million, to $8.2 million in 2001 from $6.8 million in 2000 principally as the result of increased distribution of our expanded flavor varieties and expanded distribution of our single-serve juice products.

        International

  •
  Net sales from international operations increased 43%, or $9.7 million, to $31.9 million in 2001 from $22.2 million in 2000, primarily as a result of a full year of operations from our fluid milk acquisitions compared to seven months in 2000.

  •
  Net sales of Rachel's Organic dairy products, which in 2001and 2000 consisted primarily of yogurt, double cream, crème fraiche, and butter increased 18%, or $800,000 to $5.4 million in 2001 from $4.6 million in 2000.

  •
  We anticipate that the net sales of Rachel's Organic branded products will increase significantly as we introduce branded fluid milk under our brand. Previously, our fluid milk sales were either private label or branded under the Horizon Organic label. We determined to shift sales from the Horizon Organic label to leverage the existing strength of the Rachel's Organic brand. As part of our agreement with Dairy Crest, which we finalized in December 2001, we will replace all of Dairy Crest's branded organic fluid milk with Rachel's Organic fluid milk in grocery stores throughout the U.K. Dairy Crest will also distribute Rachel's Organic branded fluid milk through its direct home delivery system, which reaches over one million households in the U.K.

        Cost of Sales and Gross Profit.    Cost of sales increased 26%, or $22.9 million, to $109.8 million in 2001 from $86.9 million in 2000. The increase in cost of sales is primarily the result of our increased sales. Gross profit increased 22%, or $8.7 million, to $49.0 million in 2001 from $40.3 million in 2000. As a percentage of net sales, gross profit decreased to 30.9% in 2001 from 31.7% in 2000 primarily due to an increase in lower margin international private label sales. Our gross profit in the U.S. decreased slightly to 33.0% in 2001 from 33.2% in 2000. Our gross profit in the U.K. decreased to 22.2% in 2001 from 24.6% in 2000. This was primarily the result of a full year of private label organic fluid milk sales, as opposed to seven months in 2000. Private label fluid milk sales are generally made at a lower gross profit than sales of our branded products. As we introduce branded fluid milk sales in 2002, we expect our gross profit margin to increase.

        Selling Expenses.    Selling expenses increased 23%, or $5.9 million, to $31.3 million in 2001 from $25.4 million in 2000 driven primarily by increased trade and consumer promotion to support higher sales in the U.S. As a percentage of net sales, selling expenses decreased to 19.7% in 2001 from 20.0% in 2000 primarily the result of a full year of primarily private label organic fluid milk in the U.K. as a result of the Meadow Farms acquisition, as opposed to seven months in 2000. We generally incur lower selling expenses with private label products.

        General and Administrative Expenses.    General and administrative expenses decreased 10%, or $1.0 million, to $8.0 million in 2001 from $9.0 million in 2000. This decrease was primarily due to the December 2000 U.K. management restructuring. As a percentage of net sales our general and administrative expenses decreased to 5.1% in 2001 from 7.0% in 2000, primarily due to improved productivity.

        Intangible Assets Amortization.    Intangible assets amortization expenses increased 29%, or $800,000, to $3.3 million in 2001 from $2.5 million in 2000. This increase is because of a full year of amortization associated with the June 2000 acquisitions of Meadow Farms and Organic Matters in the U.K., as opposed to seven months in 2000. We expect that our intangible assets amortization will be significantly decreased by approximately $1.5 million annually beginning in 2002 as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

        Other Expense, Net.    Other expense, net increased 39%, or $1.0 million, to $3.5 million in 2001 from $2.5 million in 2000. The increase was primarily attributable to a full year of interest expense in 2001 on the term note used to finance the June 2000 acquisitions of Meadow Farms and Organic Matters compared to seven months in 2000, and to a lesser extent, an increase in amounts outstanding under our line of credit, which more than offset a decrease in the average interest rate in our debt facilities. Our average interest rate for the year on our LIBOR-based debt facilities decreased to 7.0% for 2001 from 9.1% in 2000.

        Income Tax Expense.    Income tax expense increased 198%, or $800,000, to $1.2 million in 2001 from $400,000 in 2000. Our effective income tax rate decreased to 40% in 2001 from 43% in 2000 resulting from our ability to fully utilize our U.K. losses in 2001 as opposed to 2000.

        Net Income.    Net income increased 235%, or $1.2 million, to $1.7 million in 2001 from $500,000 in 2000.

  •
  Net income for U.S. operations increased 61%, or $1.0 million, to $2.8 million in 2001 from $1.8 million in 2000.

  •
  Net loss for international operations decreased 13%, or $200,000, to a net loss of $1.1 million in 2001 from a net loss of $1.3 million in 2000.

        Comprehensive Income.    Comprehensive income increased 219%, or $500,000, to $800,000 in 2001 from $300,000 in 2000. This increase was due to the increase in net income primarily caused by the increased leverage of sales volume, partially offset primarily by unrealized loss on translation adjustment from the British pound to the U.S. dollar. We translate our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of a period. At December 31, 2000 and December 31, 2001, the British pound was worth approximately U.S. $1.494 and U.S. $1.452, respectively.

Year ended December 31, 2000 compared to year ended December 31, 1999

        Net Sales.    Net sales increased by 50%, or $42.4 million, to $127.2 million in 2000 from $84.8 million in 1999. Net sales from U.S. operations increased 31%, or $24.5 million, to $104.9 million in 2000 from $80.4 million in 1999 resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels. Also contributing to the increase in domestic net sales was the addition of a full year of sales under The Organic Cow of Vermont brand, as compared with seven full months in 1999. Changes in our U.S. product category sales information for 2000 compared to 1999 are as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 30%, or $17.2 million, to $74.7 million in 2000 from $57.5 million in 1999.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 137% or $12.0 million, to $20.7 million in 2000, from $8.7 million in 1999, primarily due to a full year of sales in 2000, as opposed to seven full months of sales in 1999.

  •
  Sales of traditional pasteurized fluid milk increased 11%, or $5.2 million, to $54.0 million in 2000 from $48.8 million in 1999.

        Other Dairy

  •
  Total net sales of other dairy products increased 24%, or $5.0 million, to $25.5 million in 2000 from $20.5 million in 1999, driven primarily by increased sales of our yogurt, butter and industrial products.

  •
  Net sales of yogurt increased 19%, or $1.3 million, to $7.7 million in 2000 from $6.4 million in 1999.

  •
  Net sales of butter increased 25%, or $1.5 million, to $7.5 million in 2000 from $6.0 million in 1999.

  •
  Net sales of cheese increased 14%, or $400,000, to $2.9 million in 2000 from $2.5 million in 1999.

  •
  Net sales to industrial customers, such as powder and cheeses sold for further processing into finished goods, increased 68%, or $1.2 million, to $2.9 million in 2000 from $1.7 million in 1999.

        Juice

  •
  Net sales of our juice products increased 71%, or $2.8 million, to $6.8 million in 2000 from $4.0 million in 1999.

        International

  •
  Net sales from international operations increased 408%, or $17.9 million, to $22.2 million in 2000 from $4.3 million in 1999. This increase was primarily due to the addition of seven months of operations from Meadow Farms, which was acquired in June 2000 and a full year of operations from Rachel's Dairy, compared with eight months in 1999.

  •
  Net sales of Rachel's Organic dairy products, which in 2000 and 1999 consisted primarily of yogurt, crème fraiche, and double cream increased 53% or $1.6 million, to $4.6 million in 2000 from $3.0 million in 1999. This increase was primarily due to a full year of operations from Rachel's Dairy as opposed to eight months in 1999.

        Cost of Sales and Gross Profit.    Cost of sales increased 54%, or $30.3 million, to $86.9 million in 2000 from $56.6 million in 1999. The increase in cost of sales was primarily the result of our increased sales. Gross profit increased 43%, or $12.1 million, to $40.3 million in 2000 from $28.2 million in 1999. As a percentage of net sales, gross profit decreased to 31.7% in 2000 from 33.2% in 1999 due to an increase in lower margin international sales. Our gross profit in the U.K. decreased to 24.6% in 2000 from 34.7% in 1999. The lower international gross margins reflected a change in product mix to primarily private label organic fluid milk as a result of the acquisition of Meadow Farms. The U.S. gross profit margins remained unchanged from 1999 at 33.2%.

        Selling Expenses.    Selling expenses increased 38%, or $7.0 million, to $25.4 million in 2000 from $18.4 million in 1999. As a percentage of net sales, selling expenses decreased to 20.0% in 2000 from 21.7% in 1999 primarily because of a decrease in international selling expenses resulting from the change in product mix to primarily private label products. In addition, the U.K. acquisitions in 2000 allowed selling expenses to be leveraged over a larger revenue base, causing the percentage of net sales to drop, although the drop was partially offset by increased costs for expanded distribution.

        General and Administrative Expenses.    General and administrative expenses increased 45%, or $2.8 million, to $9.0 million in 2000 from $6.2 million in 1999, but decreased as a percentage of net sales to 7.0% in 2000 from 7.3% in 1999. This decrease as a percentage of net sales was due to improved productivity in the U.S.

        Intangible Assets Amortization.    Intangible assets amortization expense increased 109%, or $1.3 million, to $2.5 million in 2000 from $1.2 million in 1999. This increase was a result of amortization of intangible assets associated with the June 2000 acquisitions of Meadow Farms, as well as a full year of amortization from the April 1999 acquisitions of Rachel's Dairy and The Organic Cow of Vermont. As a percentage of net sales, our intangible assets amortization expense increased to 2.0% in 2000 from 1.4% in 1999.

        Other Expense, Net.    Other expense, net decreased to an expense of $2.5 million in 2000 from income of $100,000 in 1999. The decrease was primarily attributable to an increase in interest expense on the $25.0 million term note used to finance the June 2000 acquisitions of Meadow Farms and Organic Matters, as well as an increase in amounts outstanding under our line of credit.

        Income Tax Expense.    Income tax expense decreased 62%, or $600,000, to $400,000 in 2000 from $1.0 million in 1999. The effective tax rate of 43% of income before taxes remained unchanged from 1999 and was the result of foreign income tax expense provided on foreign earnings and amortization of certain goodwill not deductible for U.S. or U.K. tax purposes.

        Net Income.    Net income decreased 63%, or $900,000, to $500,000 in 2000 from $1.4 million in 1999.

  •
  Net income for U.S. operations increased 30%, or $400,000, to $1.8 million in 2000 from $1.4 million in 1999.

  •
  Net income for international operations decreased $1.3 million to a net loss of $1.3 million in 2000, from slightly over breakeven in 1999. This decrease was a result of the increased goodwill amortization and interest expense related to the June 2000 acquisitions and the loss of Tesco, a U.K. customer, that caused a lower overall growth rate in international operations.

        Comprehensive Income.    Comprehensive income decreased 79%, or $1.1 million, to $300,000 in 2000 from $1.4 million in 1999. This decrease was primarily due to the decrease in net income caused by increased intangible assets amortization and interest expense related to the June 2000 acquisitions. In addition, the value of the British pound against the U.S. dollar dropped from year-end 1999 to year-end 2000. We translate our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of a period. At December 31, 1999 and December 31, 2000, the British pound was worth approximately U.S. $1.617 and U.S. $1.494, respectively.

Supplemental Quarterly Information

        The following table sets forth quarterly unaudited financial data for the quarters of 2001 and 2000. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period.

	Year Ended December 31, 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In Thousands, Except Share and Per Share Data)
Net sales	$37,598	38,606	39,009	43,657
Cost of sales	26,543	26,462	26,470	30,369

Gross profit	11,055	12,144	12,539	13,288

Selling expense	7,641	7,651	7,900	8,149
General and administrative expense	1,925	1,996	1,947	2,168
Intangible assets amortization	824	812	817	818

Total operating expense	10,390	10,459	10,664	11,135

Operating income	665	1,685	1,875	2,153
Other income (expense)	(1,044)	(948)	(888)	(586)

Income (loss) before income taxes	(379)	737	987	1,567
Income tax benefit (expense)	144	(295)	(395)	(626)

Net income (loss)	$(235)	442	592	941

Net income (loss) per basic and diluted share	$(.02)	.04	.06	.09
Weighted average shares outstanding—basic	9,901	9,945	10,068	10,110
Weighted average shares outstanding—diluted	9,901	10,076	10,333	10,441
	Year Ended December 31, 2000
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In Thousands, Except Share and Per Share Data)
Net sales	$26,336	29,692	33,392	37,786
Cost of sales	17,935	19,463	23,093	26,413

Gross profit	8,401	10,229	10,299	11,374

Selling expenses	5,443	6,370	5,939	7,634
General and administrative expense	1,948	2,073	2,077	2,867
Intangible assets amortization	374	527	824	820

Total operating expense	7,765	8,970	8,840	11,321

Operating income	636	1,259	1,459	53
Other income (expense)	(116)	(400)	(1,005)	(974)

Income (loss) before income taxes	520	859	454	(921)
Income tax benefit (expense)	(213)	(345)	(177)	342

Net income (loss)	$307	514	277	(579)

Net income (loss) per basic and diluted share	$.03	.05	.03	(.06)
Weighted average shares outstanding—basic	9,753	9,777	9,814	9,839
Weighted average shares outstanding—diluted	10,025	10,048	10,078	9,969

Liquidity and Capital Resources

        We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

        Net cash provided by (used in) operations was $14.4 million provided by operations for 2001, $7.1 million used in operations for 2000 and $2.5 million provided by operations for 1999. Cash provided by operations in 2001 was primarily attributable to an increase in net income as adjusted by non-cash goodwill, amortization, and depreciation charges along with decreases in inventory. Cash used in operations in 2000 was primarily attributable to increases in inventories of certain products and in accounts receivable, partially offset by increases in accrued expenses and in non-cash goodwill amortization charges related to the acquisitions of Meadow Farms and Organic Matters. Cash provided by operations in 1999 was primarily attributable to net income and an increase in accounts payable and accrued expenses.

        Net cash used in investing activities was $9.3 million in 2001, $33.4 million in 2000 and $12.5 million in 1999. We made $9.3 million of expenditures in 2001, $41.6 million in 2000 and $14.2 million in 1999. Expenditures in 2001 were primarily attributable to ongoing cattle purchases for herd maintenance, enterprise resource planning software, note receivable associated with the Dairy Crest strategic partnership and other milk production and processing equipment. Expenditures in 2000 were primarily attributable to the $25.9 million acquisition of Meadow Farms and the $2.1 million acquisition of Organic Matters. In addition, ongoing cattle purchases for herd maintenance, leasehold improvements at the Horizon Organic Farm and Education Center in Maryland and enterprise resource planning software were large expenditures in 2000. Expenditures in 1999 were attributable to the $11.2 million acquisition of The Organic Cow of Vermont brand which was financed with an $8.5 million promissory note payable to the seller and the $2.8 million acquisition of the Rachel's Organic brand, an increase in cattle inventory and investments in marketable securities.

        Cash provided by (used in) financing activities was $4.0 million used in 2001, $39.2 million provided by in 2000 and $700,000 used in financing activities in 1999. The use of cash in 2001 compared to cash provided by financing activities in 2000 reflects our repayment of debt throughout 2001 offset by proceeds from stock option exercises. Cash provided in 2000 compared to cash used in 1999 reflects the $25.0 million term loan we entered into with US Bank to finance the Meadow Farms and Organic Matters acquisitions.

        Our cash and cash equivalents were $3.5 million at December 31, 2001 and $2.4 million at December 31, 2000. We currently have a term loan with US Bank that we entered into to finance the Meadow Farms acquisition. The loan is for $25.0 million with a term of five years and bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At December 31, 2001, the interest rate was 5.0%. At December 31, 2001 we had an outstanding balance of $21.0 million. In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At December 31, 2001 the interest rate was 5.0%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date of May 31, 2003. As of December 31, 2001 we had a balance of $16.6 million under this credit line in addition to letter of credit encumbrances of $4.9 million.

        We currently anticipate that our available cash resources, funds generated by operations and available credit facilities, will be sufficient to meet our presently anticipated capital needs, but may be insufficient for cash acquisitions under our corporate development program. If additional funds are required, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, or on terms that would not be dilutive to our stockholders.

Contractual Obligations and Commercial Commitments Summary

        The following table summarizes the estimated future undiscounted cash obligations associated with our long-term debt, capital leases, operating leases and purchase obligations. Long-term debt consists primarily of our $25 million credit line facility and $25 million term note facility with US Bank. These debt facilities may be declared immediately due and payable upon any event of default, as defined in the loan agreement. Events of default, as defined, include being out of compliance with the loan covenant calculations. Such covenant requirements include measures of working capital, net worth, cash flow leverage and interest and fixed charge coverage ratios. At December 31, 2001 we were in compliance with the loan covenants. Our long-term debt interest rate is primarily variable. The table below assumes a 5% interest rate for year 1 and 7.5% interest rate thereafter. A full percentage point fluctuation in interest rates would result in decreasing or increasing the cash interest paid by approximately $400,000 in year one, $300,000 in year two, $100,000 in years three and four and nil thereafter.

        Capital leases are primarily for financing our computer software system implemented in 2001. The operating leases are primarily office and equipment rentals.

        Purchase obligations are primarily milk production contracts in the U.S. and U.K. U.S. juice and management fees associated with the Colorado dairy herd are also included.

	Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In Thousands)
Long-Term debt including line of credit	$52,663	8,955	31,873	10,177	1,658
Capital lease obligations	1,141	550	591	—	—
Operating leases	4,803	947	1,632	1,124	1,100
Purchase obligations	45,259	22,859	20,447	1,953	—

Total contractual cash obligations and commercial commitments	$103,866	33,311	54,543	13,254	2,758

        We have no subsidiaries that are not included in the consolidated financial statements.

Related Party Transactions

(a) Aurora Dairy Corporation

        We entered into a Dairy Herd Management and Supply Agreement on March 5, 1999 (subsequently amended on June 9, 1999 and on August 9, 2001) with Aurora Dairy Corporation whose majority owner is a former member of our board. The agreement allows us to provide and maintain an organic dairy herd at Aurora's facilities in Platteville, Colorado approximating 1,150 head milking. We are to provide the feed for the animals and have paid for approximately $270,000 in equipment and leasehold improvements. Aurora manages the herd and pays for operating expenses outside of the feed, breeding, cattle costs and the depreciation of the leasehold improvements and equipment provided by us. The management fees vary throughout the term of the contract but require a minimum of $90,000 per month through June 30, 2002. The contract runs from October 1999 through September 2002. We have not renewed the contract. During the wind-down phase from July 2002 through September 2002 we will pay a management fee of $125,000 per month.

        We believe the management fees are fair and equitable for three reasons. First, the fees charged on a production basis were comparable to a price that was indicative of an equitable return on operating costs of our own dairies. Second, the cost of the resulting milk production after freight into our dairy processor was a cost that was less expensive than other available milk supplies at the inception of the contract. Finally, we recognized that the contract resulted in a milk supply with a much shorter start-up phase than any other supply at the inception of the contract.

        Payments made to Aurora by us for management fees were $1,840,352, $1,460,723 and $270,000 during 2001, 2000 and 1999, respectively. Additionally during these respective years, we paid Aurora $151,092, $83,607 and $664,475 for feed and cattle. Aurora paid us $455,475 and $395,637 during 2001 and 2000, respectively, for the purchase of cattle. In April 2000 Aurora and we agreed that we would deliver to Aurora 600 head of cattle between April and June 2000. In exchange, Aurora would deliver 600 head of cattle to us between December 2000 and March 2001. As of December 31, 2001, all cattle under this agreement had been delivered to us or sold to Aurora at fair market value.

(b) Dean Foods

        In 1998, we entered into agreements with Dean Foods Company, formerly Suiza Foods Corporation, a manufacturer and distributor of fresh milk and related dairy products. Our relationship with Dean Foods includes five-year processing and distribution agreements with three of Dean Food's subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada; Robinson Dairy, a fluid milk processor located in Denver, Colorado; and Garelick Farms, a fluid milk processor and distributor with several locations in the northeast U.S., which does not currently process any products for us. The processing and distribution agreement with Model Dairy provides that it will be the exclusive processor for our milk products in California and Nevada, with certain exceptions, and that it will distribute all SKUs of our organic fluid milk products which are available for sale in its territory. The processing and distribution agreement with Robinson Dairy provides that we will not engage another processor within the state of Colorado. One of our directors controlled Robinson Dairy at the inception of the agreement. Per the agreement, we will pay minimum co-packing fees for processing product through December 31, 2003. We also have products processed in Morningstar Foods, a fluid milk processor located in Gustine, California and Cultured Specialties, a dairy processor located in Fullerton and Tulare, California. Both companies are subsidiaries of Dean Foods. We paid Dean Foods and its subsidiaries approximately $13,928,000, $7,822,000 and $4,487,000 in 2001, 2000 and 1999, respectively.

        We monitor production costs from various processor locations. Based on historical averages and current trends we routinely compare and analyze our production costs at our existing processor plants. From this data, we routinely discuss contract prices, efficiency and quality control topics with all of our processors. As a result, we believe that the processing and distribution fees charged by Dean Foods are fair and equitable in comparison to prices charged for similar services by other fluid milk and dairy processing plants we engage.

Significant Accounting Policies

        Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Significant accounting policies and estimates that most impact our consolidated financial statements are those that relate to the valuation of accounts receivable in conjunction with the recognition of routine customer deductions including returns and allowances and market development support, depreciation and capitalization of costs associated with fixed assets including cattle and Federal Milk Market Order System pooling accruals.

Accounts Receivable

        We recognize trade accounts receivable in conjunction with the recognition of revenue which is generally at the time of shipment or pickup by a customer. We traditionally experience customer payments net of customer deductions for items such as spoilage allowances or market development support before such deductions can be proven valid by us. This deduction practice is common to our industry. The deduction validation procedure generally lags because the customer routinely concentrates on taking the deduction and then delays in sending the proper paperwork to support the deductions. As a result, our valuation of our accounts receivable includes accruals for estimates of such returns and allowances and doubtful accounts. We also accrue for market development support to our customers. Upon proper receipt and validation of the deduction paperwork, the amounts accrued are used to reduce the outstanding accounts receivable balance.

Capitalization and Depreciation of Fixed Assets Including Cattle

        Our property, equipment and cattle are stated at cost. Property (other than land) is depreciated using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Equipment and cattle are depreciated using a straight-line method over the estimated useful lives, which range from three to seven years. Major improvements are capitalized including allocation of interest incurred during the period of construction or major refurbishment. The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd. Preproduction costs include feed and husbandry.

        When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred.

        We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed, if appropriate, to determine the asset's estimated fair value. There were no impairment losses during the years ended December 31, 2001, 2000 and 1999.

Federal Milk Market Order System Pooling Accruals

        We are included in the Federal Milk Market Order System. As a result, our processors incur milk pooling charges as calculated by the Federal Milk Market Order System for which we are responsible. We estimate each month's pooling charges and adjust them to actual the following month because the pooling charge assessments are received from the System Administrators one month in arrears.

        For additional information on our significant accounting policies, see Note 2 to our accompanying consolidated financial statements.

Effect of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, which goes into effect in fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. We did not experience any impact on our financial position, results of operations or cash flows as a result of implementing SFAS 133.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We do not believe that we will experience any impact on our financial position, results of operations or cash flows as a result of implementing SFAS 141.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. We are required to adopt the provisions of SFAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets will not be amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their useful lives. We do not believe the adoption of this statement will have a material impact on our cash flows. We are still reviewing the provisions of this statement regarding the impacts to earnings due to potential goodwill and intangible asset amortization reductions; however, we estimate the impact to our earnings before income taxes to be an increase of approximately $1.5 million annually.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We do not believe the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. We do not believe the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Market Risk

        Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We occasionally enter into forward financial instruments with major financial institutions to manage and reduce the impact of changes in foreign currency rates. We do not use financial instruments to manage changes in commodity prices and we do not hold or issue financial instruments for trading purposes. Based on the controls in place and the relative size of the financial instruments we enter into, we believe the risks associated with not using these instruments will not have a material adverse effect on our consolidated financial position or results of operations.

Quantitative Market Risk: Value At Risk

        Foreign Exchange Contracts.    We occasionally enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a financial institution. Generally, these instruments are marked-to-market at the end of each month and gains and losses are recorded in the statement of income.

        Interest Rates.    At December 31, 2001, we had approximately $6.0 million of fixed rate long-term debt (including current maturities.) The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rate (including current portion) at December 31, 2001 was $6.1 million, which was $100,000 more than the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at December 31, 2001, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $100,000. Additionally at December 31, 2001, we had approximately $41.6 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $400,000 over a twelve month period.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This item is incorporated by reference from the sections entitled "Proposal 1—Election of Directors" and "Management," in our 2002 Definitive Proxy Statement. We anticipate filing the 2002 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        This item is incorporated by reference from the section entitled "Executive Compensation" in our 2002 Definitive Proxy Statement. We anticipate filing the 2002 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Definitive Proxy Statement. We anticipate filing the 2002 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in our 2002 Definitive Proxy Statement. We anticipate filing the 2002 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2001.

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

  3.
  Exhibits.

Exhibits

Exhibit Number	Description of Document
3.1†	Amended and Restated Certificate of Incorporation.
3.2†	Amended and Restated Bylaws of the Company.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.2†	Specimen stock certificate representing shares of Common Stock of the Company.
10.1†*	1998 Employee Stock Purchase Plan.
10.2†	Form of Indemnity Agreement.
10.3†	Restatement, Amendment and Assumption Agreement, dated as of March 20, 1997 among Farm Credit Services, Sunrise, Horizon Organic Dairy, Inc., Marcus B. Peperzak and Farm Credit Bank of Wichita and the Modification to Note and Loan Agreement dated June 23, 1995 and addressed in the Restatement, Amendment and Assumption Agreement dated March 20, 1997 pertaining to Farm Credit Bank of Wichita Loan 2371719.
10.4†	Amended Executive Employment Agreement, effective January 1, 1998, between the Company and Mark A. Retzloff.
10.5†	Office Lease for the Company's headquarters, dated October 10, 1996, between Horizon Organic Dairy, Inc. and MUM II, LLC, as amended by the Addendum to Lease and Second Addendum to Lease, dated October 10, 1996 and Third Addendum to Lease, dated March 31, 1997, as amended by Exhibit 10.13.
10.6†	Stock Purchase Agreement, dated as of June 5, 1998, between the Company and Suiza Foods Corporation.
10.7†	Stockholder Agreement, dated as of June 5, 1998, between the Company and Suiza Foods Corporation.
10.8†††	Horizon Organic Holding Corporation Dairy Business Agreement by and among Horizon Organic Holding Corporation, H.P. Hood Inc. and The Organic Cow L.L.C. dated April 30, 1999.
10.9††††*	Amended and Restated Employment Agreement, effective November 29, 1999, between Company and Charles F. Marcy.
10.10†††††	Share Sale Agreement Dated May 31, 2000 among Roger Persey & Others, Peter Dunsford and Horizon Organic Dairy Limited.
10.11††††††	Amended and Restated Loan and Security Agreement, dated as of May 30, 2000, among US Bank National Association and Horizon Organic Holding Corporation.
10.12††††††	First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 28, 2000, among US Bank National Association and Horizon Organic Holding Corporation.
10.13††††††	Fourth Addendum to Lease, dated May 14, 1999 and Fifth Addendum to Lease, dated June 21, 2000, reference to Exhibit 10.5.
10.14††††††*	1998 Equity Incentive Plan, as amended.
10.15††††††*	Form of Company's Stock Option Agreement, as amended.
10.16*	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Thomas P. Briggs.
10.17*	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Clark Driftmier.
10.18*	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Kevin O'Rell.
10.19*	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Stephen Jacobson.
10.20	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 30, 2001, among US Bank National Association and Horizon Organic Holding Corporation.
21.1††††††	Statement re: Subsidiaries of the Company
23.1	Consent of KPMG, LLP.
24.1	Power of Attorney. Reference is made to the signature page contained herein.
99.1 † †*	Form of Non-Qualified Stock Option Agreement dated January 10, 1998.

Exhibits identified above are incorporated by reference as follows:

†	Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-51465.
††	Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-64905.
†††	Incorporated by reference to the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1999
††††	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
†††††	Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 2000 and filed on June 15, 2000, as amended on August 14, 2000.
††††††	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
*	Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
  (b)
  Reports on Form 8-K.

            None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2002.

HORIZON ORGANIC HOLDING CORPORATION
By:	/s/ CHARLES F. MARCY Charles F. Marcy President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles F. Marcy and Thomas P. Briggs, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES F. MARCY Charles F. Marcy	President, Chief Executive Officer and Director	March 13, 2002
/s/ THOMAS P. BRIGGS Thomas P. Briggs	Senior Vice President, Finance & Administration, Chief Financial Officer and Treasurer	March 13, 2002
/s/ THOMAS D. McCLOSKEY, JR. Thomas D. McCloskey, Jr.	Chairman of the Board of Directors	March 13, 2002
/s/ PAUL B. REPETTO Paul B. Repetto	Secretary and Director	March 13, 2002
/s/ MARK A. RETZLOFF Mark A. Retzloff	Director	March 13, 2002

/s/ KATHRYN A. PAUL Kathryn A. Paul	Director	March 13, 2002
/s/ CLARK R. MANDIGO II Clark R. Mandigo II	Director	March 13, 2002
/s/ RICHARD L. ROBINSON Richard L. Robinson	Director	March 13, 2002
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 13, 2002
/s/ MICHELLE GOOLSBY Michelle Goolsby	Director	March 13, 2002
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 13, 2002

HORIZON ORGANIC HOLDING CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2000

(With Independent Auditors' Report Thereon)

HORIZON ORGANIC HOLDING CORPORATION
AND SUBSIDIARIES

Independent Auditors' Report

The Board of Directors
Horizon Organic Holding Corporation:

        We have audited the consolidated balance sheets of Horizon Organic Holding Corporation and subsidiaries (Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Organic Holding Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Boulder, Colorado
February 4, 2002

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

December 31, 2001 and 2000

	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$3,534	2,438
Trade accounts receivable, less allowance for doubtful accounts of $137 in 2001 and $216 in 2000	19,211	18,580
Inventories	19,844	22,410
Asset held for sale	1,834	1,812
Deferred income tax assets	160	439
Prepaid and other current assets	3,179	3,280

Total current assets	47,762	48,959

Property, Equipment and Cattle:
Cattle, net	13,973	13,965
Property and equipment, net	24,908	23,186

Total property, equipment and cattle	38,881	37,151

Other Assets:
Intangible assets, net of accumulated amortization of $7,580 in 2001 and $4,332 in 2000	40,389	44,348
Other assets, net	2,734	1,706

Total other assets	43,123	46,054

Total Assets	$129,766	132,164

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$7,306	6,752
Trade accounts payable	11,625	11,500
Other accrued expenses	6,946	6,993

Total current liabilities	25,877	25,245

Long-Term Liabilities:
Long-term debt, less current portion	40,313	45,685
Deferred income tax liabilities	2,822	2,590

Total long-term liabilities	43,135	48,275

Total liabilities	69,012	73,520

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,126,285 and 9,899,880 shares issued and outstanding in 2001 and 2000, respectively	10	10
Additional paid-in capital	60,153	58,884
Accumulated other comprehensive loss—foreign currency translation adjustment	(1,185)	(286)
Retained earnings	1,776	36

Total stockholders' equity	60,754	58,644

Commitments and contingencies (notes 2, 4, 6, 9, 10, 11, 12, 13, 14, 15, 17, 18, and 22)
Total Liabilities and Stockholders' Equity	$129,766	132,164

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Net sales	$158,870	127,206	84,771
Cost of sales	109,844	86,903	56,591

Gross profit	49,026	40,303	28,180

Operating expenses:
Selling	31,341	25,387	18,399
General and administrative	8,036	8,964	6,185
Intangible assets amortization	3,271	2,545	1,215

Total operating expenses	42,648	36,896	25,799

Operating income	6,378	3,407	2,381

Other income (expense), net:
Interest income	145	299	855
Interest expense, net of interest capitalized of $166 in 2001 and $90 in 2000	(3,429)	(2,647)	(704)
Other, net	(182)	(147)	(93)

Total other income (expense), net	(3,466)	(2,495)	58

Income before income taxes	2,912	912	2,439
Income tax expense	(1,172)	(393)	(1,037)

Net income	$1,740	519	1,402

Net income per basic share	$0.17	0.05	0.15
Net income per diluted share	0.17	0.05	0.14
Weighted average shares outstanding:
Basic	10,007	9,796	9,668
Diluted	10,213	10,030	9,992

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(In Thousands, Except Share Amounts)

Years Ended December 31, 2001, 2000 and 1999

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings/ (Deficit)		Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 1998	9,656,368	$10	57,845	(1,885)	—	55,970	486
Issuance of common stock for director services	2,679	—	33	—	—	33
Exercise of stock options and warrants, net of tax benefit	74,099	—	420	—	—	420
Issuance of common stock under ESPP	10,513	—	94	—	—	94
Foreign currency translation adjustment	—	—	—	—	(31)	(31)	(31)
Net income	—	—	—	1,402	—	1,402	1,402

Balance at December 31, 1999	9,743,659	10	58,392	(483)	(31)	57,888
Total comprehensive income							$1,371

Issuance of common stock for director services	2,895	—	24	—	—	24
Exercise of stock options and warrants, net of tax benefit	130,374	—	359	—	—	359
Issuance of common stock under ESPP	22,952	—	110	—	—	110
Foreign currency translation adjustment	—	—	—	—	(255)	(255)	(255)
Net income	—	—	—	519	—	519	519

Balance at December 31, 2000	9,899,880	10	58,884	36	(286)	58,644
Total comprehensive income							$264

Issuance of common stock for director services	3,192	—	24	—	—	24
Exercise of stock options, net of tax benefit	200,987	—	717	—	—	717
Tax benefit from stock option exercises	—	—	414	—	—	414
Issuance of common stock under ESPP	22,226	—	113	—	—	113
Foreign currency translation adjustment	—	—	—	—	(899)	(899)	(899)
Net income	—	—	—	1,740	—	1,740	1,740

Balance at December 31, 2001	10,126,285	$10	60,153	1,776	(1,185)	60,754

Total comprehensive income							$841

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$1,740	519	1,402
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	69	68	49
Depreciation and amortization	7,927	6,435	3,939
Loss on sale of cattle and equipment	1,684	2,311	1,738
Deferred income tax	520	1,322	(267)
Issuance of common stock for director services	24	24	33
Changes in operating assets and liabilities:
Trade accounts receivable	(814)	(4,789)	(4,920)
Inventories	2,536	(13,124)	(3,298)
Prepaid and other current assets	56	(1,429)	(744)
Other assets	11	(375)	—
Trade accounts payable	213	654	2,639
Other accrued expenses	1	1,398	1,887
Tax benefit from stock option exercises	414	—	—
Income taxes payable	—	(130)	43

Net cash provided by (used in) operating activities	14,381	(7,116)	2,501

Cash flows from investing activities:
Sale of marketable securities	—	8,218	1,705
Payments for acquisitions, net of cash acquired	—	(28,019)	(5,592)
Purchases of property and equipment	(4,267)	(7,322)	(2,620)
Proceeds from equipment sales	35	24	116
Purchases of cattle	(6,883)	(8,123)	(8,517)
Proceeds from cattle sales	3,212	2,850	2,444
Other assets	(1,391)	(996)	(66)

Net cash used in investing activities	(9,294)	(33,368)	(12,530)

Cash flows from financing activities:
Proceeds from long-term line of credit	17,910	16,028	—
Repayments of long-term line of credit	(17,310)	—	—
Proceeds from long-term debt, other than line of credit	967	25,636	—
Repayments of long-term debt, other than line of credit	(6,380)	(2,919)	(1,176)
Proceeds from exercise of stock options and warrants, net of tax benefit	717	359	420
Proceeds from issuance of common stock under ESPP	113	110	94

Net cash provided by (used in) financing activities	(3,983)	39,214	(662)
Effect of exchange rate changes on cash	(8)	15	—

Net increase (decrease) in cash and cash equivalents	1,096	(1,255)	(10,691)
Cash and cash equivalents at beginning of year	2,438	3,693	14,384

Cash and cash equivalents at end of year	$3,534	2,438	3,693

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of interest capitalized of $166 in 2001 and $90 in 2000	$4,010	2,041	408
Cash paid (refunded) during the year for income taxes	340	(180)	1,201
Noncash investing and financing activities:
Additional capital lease obligations	646	636	—
Common stock issued to outside directors	24	24	33
The Company purchased businesses with assets acquired and liabilities assumed as follows:
Fair value of assets acquired	$—	32,719	4,511
Cash paid for common stock	—	(27,766)	(2,802)
Debt assumed	—	—	(947)

Liabilities assumed	$—	4,953	762

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(1)  Basis of Presentation and Description of Business

        Horizon Organic Holding Corporation (Company or Horizon Organic) produces and markets organic milk, other organic dairy products and organic juices, which are sold to natural food stores and supermarkets nationwide, and processes and markets organic milk, organic cream, organic butter and organic yogurt in the United Kingdom.

        The Company was established in October 1991. The Company has dairy farm operations located in Idaho, Maryland and Colorado from which Horizon Organic sources approximately half of its United States organic farm milk supply. The Company sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States and the United Kingdom. The Company operates in and judges its financial performance according to three operating segments; marketing, dairy farm operations and international. The dairy farm operations exist solely to be a part of the marketing segment's supply chain.

(2)  Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        The consolidated financial statements include the accounts of all the Company's subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Use of Estimates

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

  (c) Reclassifications

        Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

  (d) Foreign Exchange Risk

        The accounts of the Company's foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity.

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

  (e) Cash and Cash Equivalents

        The Company considers all highly liquid investments and securities with original maturities of three months or less at the time of purchase to be cash equivalents.

  (f) Trade Accounts Receivable

        The Company recognizes trade accounts receivable in conjunction with the recognition of revenue, which is generally at the time of shipment or pickup by a customer. The Company reserves against trade accounts receivable for returns and allowances and doubtful accounts.

  (g) Inventories

        Inventories are stated at the lower of cost (average cost or first-in, first-out method) or market.

  (h) Property, Equipment and Cattle

        Property, equipment and cattle are stated at cost. Property (other than land) is depreciated using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Equipment and cattle are depreciated using a straight-line method over the estimated useful lives, which range from three to seven years.

        Major improvements are capitalized including allocation of interest incurred during the period of construction or major refurbishment. The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd. Preproduction costs include feed and husbandry.

        When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred.

        The Company evaluates the realizability of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed, if appropriate, to determine the asset's estimated fair value. There were no impairment losses during the years ended December 31, 2001, 2000 and 1999.

  (i) Intangible and Long-Lived Assets

        The excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 15 years. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (without interest costs) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has recorded no impairment losses.

        The Company is required to adopt the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on January 1, 2002. Goodwill and certain identifiable intangible assets with indefinite lives will not be amortized under SFAS No. 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with finite lives will continue to be amortized over their estimated useful lives.

  (j) Other Assets

        Other assets consist principally of notes receivable, loan origination fees, long-term processing arrangement prepayments and artwork and plates. The cost of artwork and plates is amortized using the straight-line method over three years. Loan origination fees are amortized using the interest method over the term of the respective loan. The long-term processing arrangement prepayment is expensed over the processing period not to exceed five years. Accumulated amortization of loan origination fees, organization costs and artwork at December 31, 2001 and 2000 totaled $606,000 and $395,000, respectively.

  (k) Revenue Recognition

        Sales are generally recognized at the time title transfers which is upon shipment to or pickup by a customer, and provisions are made for allowances, returns and guarantees. Sales to new customers are at times made on a 90-day guarantee basis; if the customer is unable to sell all of the Company's products during the first 90 days after it becomes a customer, the Company issues a credit for unsold inventory. Estimated returns are recognized as a reduction to revenue and accounts receivable.

  (l) Significant Customers

        The Company's four largest customers in 2001 were United Natural Foods, Inc., H.P. Hood, Inc., Safeway, Inc. and J. Sainsbury plc. United Natural Foods, Inc., is a national distributor headquartered in Dayville, Connecticut. H.P. Hood, Inc., is a dairy processor/distributor headquartered in Boston, Massachusetts. Safeway, Inc., is one of the United States' largest supermarket chains. J. Sainsbury plc, is the United Kingdom's second largest supermarket chain which also owns a division of stores in New England. Sales to United Natural Foods, Inc., H.P. Hood, Inc. and Safeway, Inc. are included in the marketing segment. Sales to J. Sainsbury plc, are included in the international segment. The following table presents the percent of sales information to these four customers for 2001, 2000 and 1999.

	Percent of Total Sales for the Year Ended December 31:
Customer
	2001	2000	1999
United Natural Foods, Inc.	13.6	12.0	18.0
H.P. Hood, Inc.	13.4	12.0	9.8
Safeway, Inc.	10.9	9.0	9.8
J. Sainsbury plc	10.3	8.0	2.8

  (m) Advertising Costs

        Advertising costs are expensed in the year incurred. Advertising costs, which are included in selling expenses, totaled $454,000, $596,000 and $1,610,000 during 2001, 2000 and 1999, respectively.

  (n) Income Taxes

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

  (o) Earnings Per Share

	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Net income	$1,740	519	1,402
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	9,900	9,744	9,656
Weighted average common equivalent shares issued during year	107	52	12

Weighted average common shares issued—basic	10,007	9,796	9,668
Weighted average common equivalent shares issued during period	206	234	324

Weighted average common shares issued—diluted	10,213	10,030	9,992

Earnings per share:
Net income per basic share	$.17	.05	.15
Net income per diluted share	.17	.05	.14

        Net income per basic share is computed by dividing net income by the weighted average number of common shares outstanding. Net income per diluted share is computed by dividing net income by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the year. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method.

        Stock options to purchase 331,600 common shares were excluded from the treasury stock method calculation in 2001 because they were anti-dilutive.

  (p) Stock Option Plan and Stock Option Agreements

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

  (q) Employee Benefit Plans

        The Company adopted a defined contribution retirement plan (Plan) during 1997 under which eligible employees may elect to defer current compensation by up to certain statutorily prescribed annual limits and contribute such amount to the Plan. Prior to 2000, the Plan provided for the Company to match an employee's contribution in an amount up to 3% of such employee's compensation. In 2000, the Plan was changed to provide for the Company to match an employee's contribution in an amount up to 2% of such employee's compensation. The Company contributed approximately $112,000, $97,000 and $78,000 to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively. Within the Plan, the Company adopted a gain sharing plan during 2000, under which eligible employees will be credited annually at year-end with the Company's common stock in an amount equal to 1% of such employee's compensation. The Company contributed $56,000 and $64,000 of common stock in 2001 and 2000, respectively, based on fair value at the date of grant to the Plan.

(3)  Acquisitions

        On June 1, 2000, the Company acquired all of the outstanding and issued common stock of Meadow Farms Limited (Meadow Farms), a private company incorporated in England and Wales, for approximately $24.2 million in cash plus acquisition costs of approximately $1.7 million. The acquisition included Meadow Farms' wholly owned subsidiary, Organic Dairies Limited, which operates a processing and packaging plant that produces fluid milk that is marketed and sold by Meadow Farms. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of approximately $24.4 million is recognized as intangible assets and is being amortized on a straight-line basis generally over 15 years. The Meadow Farms acquisition was financed with a $25.0 million Senior Secured Term Loan. Operating results of Meadow Farms have been included in the Company's consolidated statements of income beginning June 1, 2000.

        Also on June 1, 2000, the Company acquired all of the outstanding and issued common stock of Organic Matters Limited (Organic Matters), a private company incorporated in England and Wales, for approximately $2.1 million in cash. The acquisition was accounted for as a purchase and the excess of cost over the fair value of acquired net assets of $2.1 million is recognized as intangible assets and is being amortized on a straight-line basis over 15 years. Operating results of Organic Matters have been included in the Company's consolidated statements of income beginning June 1, 2000.

        Upon the Company's adoption of SFAS No. 142 on January 1, 2002, the goodwill from these transactions will not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their estimated useful lives.

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

Year Ended December 31, 2000
(Unaudited, In Thousands, Except Per Share Amount)
Net sales	$138,966
Net income	119
Net income per basic and diluted share	.01

(4)  Fair Value of Financial Instruments

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

(5)  Inventories

        Inventories consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Grain and feed	$5,733	5,760
Crops growing, fertilizer and other	664	394
Finished goods	9,591	9,940
Raw materials	3,856	6,316

	$19,844	22,410

(6)  Asset Held for Sale

        During 2000, the Company concluded that, due to the increased interest in the production of organic milk by conventional dairy farmers, it no longer needs to commit capital to the expansion of its own farms or to build new ones. Accordingly, the Company is determined to sell its 607 acre farm property near Wilton, California (the California Farm). The asset held for sale is not used in operations and is recorded at the lower of cost or net realizable value (fair value less costs to sell). The Company expects to sell the property in 2002 and does not expect a loss on the sale.

(7)  Cattle

        Cattle consists of the following (dollars in thousands):

	December 31, 2001	December 31, 2000
Number of head-milking cows and breeding bulls	7,640	7,513
Number of head-replacement heifers	1,623	2,752

Total cattle	9,263	10,265

Cost-milking cows and breeding bulls	$14,176	12,942
Cost-replacement heifers	3,137	3,738

	17,313	16,680
Less accumulated depreciation	(3,340)	(2,715)

	$13,973	13,965

        The Company has reflected its investment in cattle at cost. Cattle are depreciated using the straight-line method over 5 years to an estimated salvage value of $325 per head.

(8)  Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31, 2001	December 31, 2000
Land and water rights	$2,880	3,046
Dairy and feedlot facilities	11,061	10,948
Dairy processing equipment	4,060	3,501
Rolling stock, vehicles and farm equipment	3,535	3,178
Cream separator	638	626
Employee housing	1,049	1,036
Leasehold improvements	3,387	3,164
Office equipment and computer software	5,272	2,555
Other	1,199	970

	33,081	29,024
Less accumulated depreciation and amortization	(8,173)	(5,838)

Total property and equipment	$24,908	23,186

(9)  Long-Term Debt

        Long-term debt consists of the following dollars (in thousands):

	2001	2000
Senior Secured Term Loan note payable to U.S. Bank National Association (U.S. Bank) with interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (5.0% at December 31, 2001) with quarterly principal payments with the unpaid balance due May 31, 2005. Interest is payable in conjunction with LIBOR pricing maturity dates and is secured by substantially all assets of the Company.	$21,000	24,600
Revolving line of credit with U.S. Bank with collateral based maximum borrowing of $25,000,000 with interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (5.0% at December 31, 2001), secured by substantially all assets of the Company, available through May 31, 2003. Interest is payable in conjunction with LIBOR pricing period maturity dates.	16,628	16,028
Note payable to H.P. Hood Inc. with interest at 5.3%, payable in annual installments over four years with final due date of April 26, 2003 and backed by a letter of credit with U.S. Bank.	4,444	6,499
Note payable to Peoples Bank of Kent County, Maryland with interest at prime (5.0% at December 31, 2001), payable in monthly installments with the unpaid balance due April 15, 2018, secured by certain property. The note holder has the right to demand repayment of principal and interest in full at any time on or after April 15, 2001.	453	471
Note payable to Peoples Bank of Kent County, Maryland with interest at prime (5.0% at December 31, 2001), payable in monthly installments, secured by certain property. The note holder has the right to demand repayment of principal and interest in full at any time on or after October 27, 2002.	615	643
Note payable to Farm Credit Services with 5 year adjustable rate interest (6.5% at December 31, 2001) payable in monthly installments with the unpaid balance due July 1, 2010, secured by certain property.	2,967	3,197
Obligations under capital leases with maturities from one to three years with imputed interest rates ranging from 7.93% to 8.97%, secured by related equipment.	1,044	824
Note payable to Barclays with interest at Barclays' published base rate plus 2% (6.1% at December 31, 2001), payable in monthly installments with the unpaid balance due August 2, 2006, secured by certain equipment.	318	—
Other	150	175

Total long-term debt	47,619	52,437
Less current portion	(7,306)	(6,752)

Long-term debt, excluding current portion	$40,313	45,685

        The availability of the $25 million revolving line of credit is reduced by outstanding letters of credit of $4.9 million. Total availability under the line of credit is $3.5 million at December 31, 2001.

        Both U.S. Bank loans contain certain covenants that among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions.

        Aggregate maturities of long-term debt are as follows (in thousands):

December 31:
2002	$7,306
2003	23,802
2004	5,499
2005	9,197
2006	376
Thereafter	1,439

Total	$47,619

(10) Leases

        The Company has noncancelable operating leases, primarily for office space and office equipment, expiring at various dates from 2002 to 2015. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Office rent expense totaled $408,000 in 2001, $392,000 in 2000 and $271,000 in 1999.

        Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2001 were as follows (in thousands):

	Capital Leases	Operating Leases
Year ended December 31:
2002	$550	947
2003	500	897
2004	91	735
2005	—	594
2006	—	530
Thereafter	—	1,100

Total minimum lease payments	1,141	$4,803

Less amounts representing interest	97

Present value of minimum capital lease payments	1,044
Less current portion	478

Capital lease obligations, less current portion	$566

(11) Purchase Commitments

        The Company contracts with various organic farmers and cooperatives throughout the United States and the United Kingdom for organic farm milk. In the United States, these contracts are generally for twelve to twenty-four months and are renewable upon agreement by the Company and the producer. In the United Kingdom, these contracts are three months to four years and are renewable upon agreement by the Company and the producer. All United States and United Kingdom milk production contracts require that the Company purchase minimum quantities of organic farm milk and are priced using butterfat differentials and quality testing. The Company believes that these contracts approximate organic farm milk market prices at December 31, 2001. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as conventional milk.

        The Company also contracts for juices. These contracts run through 2002. The Company believes that these contracts approximate organic juice market prices at December 31, 2001.

(12) Contractual Obligations and Commercial Commitments Summary

        The following table summarizes the estimated future undiscounted cash obligations associated with the Company's long-term debt, capital leases, operating leases and purchase obligations. Long-term debt consists primarily of the Company's $25 million credit line facility and $25 million term note facility with U.S. Bank. These debt facilities may be declared immediately due and payable upon any event of default, as defined in the loan agreement. Events of default, as defined, include being out of compliance with the loan covenant calculations. Such covenant requirements include measures of working capital, net worth, cash flow leverage and interest and fixed charge coverage ratios. At December 31, 2001 the Company was in compliance with the loan covenants. The Company's long-term debt interest rate is primarily variable. The table below assumes a 5% interest rate for year 1 and 7.5% interest rate thereafter.

        Capital leases are primarily for financing of the Company's computer software system implemented in 2001. The operating leases are primarily office and equipment rentals.

        Purchase obligations are primarily milk production contracts in the U.S. and U.K. U.S. juice and management fees associated with the Colorado dairy herd are also included.

	Payments Due by Period (In Thousands):
Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt including line of credit	$52,663	8,955	31,873	10,177	1,658
Capital lease obligations	1,141	550	591	—	—
Operating leases	4,803	947	1,632	1,124	1,100
Purchase obligations	45,259	22,859	20,447	1,953	—

Total contractual cash obligations and commercial commitments	$103,866	33,311	54,543	13,254	2,758

        We have no subsidiaries that are not included in the consolidated financial statements.

(13) Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 1999:
Returns and allowance reserve (a)	$151	1,835	1,752	234
Market development reserve (b)	366	1,958	2,022	302
Allowance for doubtful accounts	101	104	55	150
Inventory valuation reserve	—	—	—	—
Year ended December 31, 2000:
Returns and allowance reserve (a)	234	2,316	2,414	136
Market development reserve (b)	302	2,004	1,926	380
Allowance for doubtful accounts	150	32	8	174
Inventory valuation reserve	—	128	—	128
Year ended December 31, 2001:
Returns and allowance reserve (a)	136	2,721	1,909	948
Market development reserve (b)	380	3,092	2,974	498
Allowance for doubtful accounts	174	48	108	114
Inventory valuation reserve	128	—	—	128

(a)
The industry traditionally experiences customer payments net of customer deductions before the Company can prove such deductions valid. These deductions are taken for various reasons such as spoilage allowances or damaged goods. The deduction validation procedure generally lags because the customer routinely concentrates on taking the deduction and then delays in sending the proper paperwork to support the deductions. Upon proper receipt and validation of the paperwork, the reserves are used to reduce the receivable balance.

(b)
The Company often offers market development support to its customers. The Company accrues for these costs.

(14) Restructuring Costs

        During the year ended December 31, 2000 the Company restructured its international operating segment management. During the year ended December 31, 2001 restructuring costs associated with this management change were as follows (in thousands):

	Accrual Costs December 31, 2000	Amounts Paid 2001	Accrual Costs December 31, 2001
Termination and severance costs	$285	255	30
Cancellation of contracts and leases	26	26	—
Other	9	9	—

Total accrued liabilities	$320	290	30

        The Company expects to utilize the remaining balance of approximately $30,000 in the first quarter of 2002.

(15) Income Taxes

        Income tax (expense) benefit attributable to income before income taxes consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2001:
U.S. Federal	$(346)	(425)	(771)
State	(62)	(81)	(143)
Foreign	(246)	(12)	(258)

	$(654)	(518)	(1,172)

Year ended December 31, 2000:
U.S. Federal	$(47)	(230)	(277)
State	(11)	(27)	(38)
Foreign	(57)	(21)	(78)

	$(115)	(278)	(393)

Year ended December 31, 1999:
U.S. Federal	$(1,006)	135	(871)
State	(192)	26	(166)

	$(1,198)	161	(1,037)

        Income tax (expense) benefit attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999
Computed "expected" tax (expense) benefit	$(990)	(310)	(829)
(Increase) reduction in income taxes resulting from:
State and local income taxes, net of federal benefit	(102)	(25)	(110)
Permanent differences	(83)	(64)	(115)
Other, net	3	6	17

	$(1,172)	(393)	(1,037)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
Artwork and plates and cattle depreciation	$8	20
Net operating loss carryforwards	329	472
Write-off of intangibles in purchase accounting, net	—	49
Start-up costs capitalized for tax	34	68
Accrued compensation and vacation	102	222
Foreign tax credit	259	—
Other, net	74	198

Net deferred tax assets	806	1,029
Deferred tax liabilities:
Write-off of intangibles in purchase accounting, net	(96)	—
Step-up of property, equipment and cattle in acquisition	(3,372)	(3,180)

Net deferred tax liabilities	(2,662)	(2,151)
Less current net deferred tax assets	(160)	(439)

Long term deferred income tax liability	$(2,822)	(2,590)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, accordingly, there is no valuation allowance in 2001 or 2000.

        At December 31, 2001, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $836,000, which are available to offset future federal taxable income and expire in the following years (in thousands):

2011	$238
2012	598

Total	$836

(16) Stockholders' Equity

        During 2001, the Company benefited $414,000 from income tax deductions from stock option exercises of Company stock.

        During March 2000, two warrants were exercised to purchase an aggregate of 3,500 shares of the Company's common stock for $28,000. The warrants had an exercise price of $8.00 per share.

(17) Stock Option Plan and Stock Option Agreements

        The Company may grant up to 1,500,000 options to purchase shares of its common stock pursuant to an incentive stock option plan (Plan) it implemented for key employees. Options are granted at the discretion of the Board of Directors with an exercise price equal to the stock's fair value on date of grant.

        In 2001, the Board granted a total of 352,000 options. 59,000 nonqualified options were granted to outside agents that vest 25% per year beginning one year after grant date and expire in 2006. 89,282 nonqualified options were granted to employees that vest 25% per year beginning one year after grant date and expire in 2006. 203,718 qualified options were granted to employees that vest 25% per year beginning one year after grant date with 184,218 and 19,500 to expire in 2006 and 2011, respectively.

        In 2000, the Board granted a total of 306,150 options. 36,000 nonqualified options were granted to outside agents that vest 25% per year beginning one year after grant date and expire in 2005. 71,764 nonqualified options were granted to employees that vest 25% per year beginning one year after grant date and expire in 2005. 198,386 qualified options were granted to employees that vest 25% per year beginning one year after grant date and expire in 2005.

        In 1999, the Board granted a total of 426,500 options. 175,436 nonqualified options were granted to outside agents and employees that vest 25% per year beginning one year after grant date and expire in 2004. 251,064 qualified options were granted to employees that vest 25% per year beginning one year after grant date and expire in 2004.

        The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $4.08, $5.41 and $6.27 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001—no expected dividend yield, expected volatility of 70%, risk free rates ranging from 3.7% to 5.0%, and expected lives of 5 years, 2000—no expected dividend yield, expected volatility of 70%, risk free rates ranging from 5.3% to 6.7%, and expected lives of 5 years 1999—no expected dividend yield, expected volatility of 59%, risk-free interest rate of 5.8%, and expected lives of 5 years.

        The Company applies the principles in APB Opinion No. 25 in accounting for its Plan and stock option agreements and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
Net income, as reported	$1,740	519	1,402
Net income, pro forma	888	57	1,125
Net income per basic share, pro forma	.09	.01	.12
Net income per diluted share, pro forma	.09	.01	.11

        The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are generally made each year.

        Stock option activity during the years indicated was as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance at December 31, 1998	598,768	$1.25-14.88	3.91
Granted	426,500	7.01-17.25	11.25
Exercised	(48,330)	1.25-6.50	3.33
Canceled	(23,875)	3.22-17.25	10.45

Balance at December 31, 1999	953,063	1.25-17.25	7.03
Granted	306,150	6.50-17.25	9.23
Exercised	(126,874)	1.25-6.50	2.61
Canceled	(100,811)	3.22-17.25	10.41

Balance at December 31, 2000	1,031,528	1.25-17.25	8.04
Granted	352,000	4.69-16.52	6.65
Exercised	(200,987)	2.10-11.00	3.57
Canceled	(165,315)	4.94-17.25	11.37

Balance at December 31, 2001	1,017,226	1.25-17.25	7.90

Number of options exercisable at December 31, 2001	386,151
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable December 31, 2001	Weighted Average Exercise Price
$1.25	45,000	2.2	45,000	$1.25
4.69-7.88	471,276	3.1	163,378	5.99
8.25-11.60	413,100	3.4	137,523	9.22
12.99-17.25	87,850	3.3	40,250	16.09

	1,017,226	3.2	386,151	7.90

        Canceled options are a result of employee terminations and forfeitures. As of December 31, 2001, the Company had 394,976 options available for grant under the Plan and had 68,250 options outstanding outside of the Plan, which were granted prior to establishing the Plan.

(18) Related Party Transactions

  (a) Aurora Dairy Corporation

        The Company entered into a Dairy Herd Management and Supply Agreement on March 5, 1999 (subsequently amended on June 9, 1999 and on August 9, 2001) with Aurora Dairy Corporation whose majority owner is a former member of our board. The agreement allows the Company to provide and maintain an organic dairy herd at Aurora's facilities in Platteville, Colorado approximating 1,150 head milking. The Company is to provide the feed for the animals and has paid for approximately $270,000 in equipment and leasehold improvements. Aurora manages the herd and pays for operating expenses outside of the feed, breeding, cattle costs and the depreciation of the leasehold improvements and equipment provided by the Company. The management fees vary throughout the term of the contract but require a minimum of $90,000 per month through June 30, 2002. The contract runs from October 1999 through September 2002. The Company has not renewed the contract. During the wind-down phase from July 2002 through September 2002 the Company will pay a management fee of $125,000 per month.

        The Company believes the management fees are fair and equitable for three reasons. First, the fees charged on a production basis were comparable to a price that was indicative of an equitable return on operating costs of the Company's own dairies. Second, the cost of the resulting milk production after freight into the Company's dairy processor was a cost that was less expensive than other available milk supplies at the inception of the contract. Finally, the Company recognized that the contract resulted in a milk supply with a much shorter start-up phase than any other supply at the inception of the contract.

        Payments made to Aurora by the Company for management fees were $1,840,352, $1,460,723 and $270,000 during 2001, 2000 and 1999, respectively. Additionally during these respective years, the Company paid Aurora $151,092, $83,607 and $664,475 for feed and cattle. Aurora paid the Company $455,475 and $395,637 during 2001 and 2000, respectively, for the purchase of cattle. In April 2000 Aurora and the Company agreed that the Company would deliver to Aurora 600 head of cattle between April and June 2000. In exchange, Aurora would deliver 600 head of cattle to the Company between December 2000 and March 2001. As of December 31, 2001, all cattle under this agreement had been delivered to the Company or sold to Aurora at fair market value.

  (b) Dean Foods

        In 1998, the Company entered into agreements with Dean Foods Company, formerly Suiza Foods Corporation, a manufacturer and distributor of fresh milk and related dairy products. The Company's relationship with Dean Foods includes five-year processing and distribution agreements with three of Dean Food's subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada; Robinson Dairy, a fluid milk processor located in Denver, Colorado; and Garelick Farms, a fluid milk processor and distributor with several locations in the northeast U.S., which does not currently process any products for the Company. The processing and distribution agreement with Model Dairy provides that it will be the exclusive processor for the Company's milk products in California and Nevada, with certain exceptions, and that it will distribute all SKUs of the Company's organic fluid milk products which are available for sale in its territory. The processing and distribution agreement with Robinson Dairy provides that the Company will not engage another processor within the state of Colorado. One of the Company's directors controlled Robinson Dairy at the inception of the agreement. Per the agreement, the Company will pay minimum co-packing fees for processing product through December 31, 2003. The Company also has products processed in Morningstar Foods, a fluid milk processor located in Gustine, California and Cultured Specialties, a dairy processor located in Fullerton and Tulare, California. Both companies are subsidiaries of Dean Foods. The Company paid to Dean Foods and its subsidiaries approximately $13,928,000, $7,822,000 and $4,487,000 in 2001, 2000 and 1999, respectively.

        The Company monitors production costs from various processor locations. Based on historical averages and current trends the Company routinely compares and analyzes its production costs at its existing processor plants. From this data, the Company routinely discusses contract prices, efficiency and quality control topics with all of its processors. As a result, the Company believes that the processing and distribution fees charged by Dean Foods are fair and equitable in comparison to prices charged for similar services by other fluid milk and dairy processing plants the Company engages.

(19) Employee Stock Purchase Plan

        In April 1998, the Board adopted the 1998 Employee Stock Purchase Plan ("ESPP"), to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock have been reserved for issuance. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the ESPP. A new offering period begins every January and July.

        All employees are eligible to participate in the ESPP if they are employed upon, and their ESPP participation application is completed by, the biannual offering dates. Employees can have up to 10% of their earnings withheld pursuant to the ESPP and applied on specific purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair value of the common stock on the commencement date of each offering or the purchase date. Employees may end their participation in the offering at any time during the offering, and participation ends automatically upon termination of employment. Holders of five percent or more of the Company's outstanding common stock are not eligible to participate in the ESPP.

        In the event of certain changes in control, the Company and the Board have discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten an offering and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to the change in control. The ESPP may be terminated at the Board's discretion.

(20) Quarterly Results (Unaudited)

        The following table sets forth selected quarterly unaudited financial information for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31, 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$37,598	38,606	39,009	43,657
Cost of sales	26,543	26,462	26,470	30,369

Gross profit	11,055	12,144	12,539	13,288

Selling expense	7,641	7,651	7,900	8,149
General and administrative expense	1,925	1,996	1,947	2,168
Intangible asset amortization	824	812	817	818

Total operating expense	10,390	10,459	10,664	11,135

Operating income	665	1,685	1,875	2,153
Other income (expense)	(1,044)	(948)	(888)	(586)

Income (loss) before income taxes	(379)	737	987	1,567
Income tax benefit (expense)	144	(295)	(395)	(626)

Net income (loss)	$(235)	442	592	941

Net income (loss) per basic and diluted share	$(.02)	.04	.06	.09
Weighted average shares outstanding—basic	9,901	9,945	10,068	10,110
Weighted average shares outstanding—diluted	9,901	10,076	10,333	10,441
	Year Ended December 31, 2000
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$26,336	29,692	33,392	37,786
Cost of sales	17,935	19,463	23,093	26,413

Gross profit	8,401	10,229	10,299	11,374

Selling expenses	5,443	6,370	5,939	7,634
General and administrative expense	1,948	2,073	2,077	2,867
Intangible asset amortization	374	527	824	820

Total operating expense	7,765	8,970	8,840	11,321

Operating income	636	1,259	1,459	53
Other income (expense)	(116)	(400)	(1,005)	(974)

Income (loss) before income taxes	520	859	454	(921)
Income tax benefit (expense)	(213)	(345)	(177)	342

Net income (loss)	$307	514	277	(579)

Net income (loss) per basic and diluted share	$.03	.05	.03	(.06)
Weighted average shares outstanding—basic	9,753	9,777	9,814	9,839
Weighted average shares outstanding—diluted	10,025	10,048	10,078	9,969

(21) Reportable Segments

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

        During the fourth quarter of 2001, the Company reformulated its intercompany transfer price for 2000 and 2001 between its marketing and dairy farm operation segments. The new formulation considered the delivered price of the milk from its dairy farm operations segment in comparison to the Company's external milk supply delivered prices. Based on these prices, the Company reduced the intercompany transfer price for its milk produced in Idaho during 2000 and 2001 for segment presentation. The Company also reallocated interest costs to the farm operating segment based on the assumption that all farm net assets were debt financed. The following table sets forth selected segment data for the fiscal years ended December 31, 2001 and 2000 (in thousands):

	Year Ended December 31, 2001
	Marketing	Dairy Farm Operations	U.S. Eliminations	U.S. Adjustments	U.S. Subtotal	International	U.S. and International Subtotal	International Eliminations With U.S.	Total
Total net sales	$126,996	25,369	(25,369)	—	126,996	31,874	158,870	—	158,870
Cost of goods sold	87,126	15,087	(15,087)	(2,067)	85,059	24,784	109,844	—	109,844

Gross margin	39,870	10,282	(10,282)	2,067	41,937	7,090	49,026	—	49,026
Operating expenses	35,792	8,353	(8,353)	138	35,930	6,719	42,648	—	42,648

Operating income	4,078	1,929	(1,929)	1,929	6,007	371	6,378	—	6,378
Interest income	1,854	18	(1,757)	—	115	30	145	—	145
Interest expense	(944)	(2,074)	1,757	—	(1,261)	(2,168)	(3,429)	—	(3,429)
Other	(182)	—	—	—	(182)	—	(182)	—	(182)

Income (loss) before income taxes	4,806	(127)	(1,929)	1,929	4,679	(1,767)	2,912	—	2,912
Income tax benefit (expense)	(1,912)	51			(1,861)	689	(1,172)	—	(1,172)

Net income (loss)	$2,894	(76)	(1,929)	1,929	2,818	(1,078)	1,740	—	1,740

Total assets	$117,610	44,176	(36,270)	—	125,516	37,442	162,958	(33,192)	129,766

The following additional supplemental information is included in cost of goods sold or in operating expenses above:
Depreciation and amortization	$2,171	3,413	—	—	5,584	2,342	7,927	—	7,927
Loss on sale of cattle and equipment	0	1,684	—	—	1,684	—	1,684	—	1,684

	Year Ended December 31, 2000
	Marketing	Dairy Farm Operations	U.S. Eliminations	U.S. Adjustments	U.S. Subtotal	International	U.S. and International Subtotal	International Eliminations With U.S.	Total
Total net sales	$104,966	24,766	(24,766)	—	104,966	22,240	127,206	—	127,206
Cost of goods sold	72,686	14,765	(14,765)	(2,555)	70,131	16,772	86,903	—	86,903

Gross margin	32,280	10,001	(10,001)	2,555	34,835	5,468	40,303	—	40,303
Operating expenses	30,882	7,575	(7,575)	129	31,010	5,885	36,896	—	36,896

Operating income	1,398	2,426	(2,426)	2,426	3,824	(417)	3,407	—	3,407
Interest income	2,181	33	(1,951)	—	262	37	299	—	299
Interest expense	(637)	(2,318)	1,951	—	(1,004)	(1,643)	(2,647)	—	(2,647)
Other	(139)	—	—	—	(139)	(8)	(147)	—	(147)

Income (loss) before income taxes	2,803	140	(2,426)	2,426	2,944	(2,031)	912	—	912
Income tax benefit (expense)	(1,115)	(56)	—	—	(1,171)	777	(393)	—	(393)

Net income (loss)	$1,688	85	(2,426)	2,426	1,773	(1,254)	519	—	519

Total assets	$121,734	45,231	(39,189)	—	127,776	37,683	165,459	(33,295)	132,164

The following additional supplemental information is included in cost of goods sold or in operating expenses above:
Depreciation and amortization	$1,742	3,061	—	—	4,802	1,632	6,435	—	6,435
Loss on sale of cattle and equipment	0	2,311	—	—	2,311	—	2,311	—	2,311

(22) Contingency

        The Company is a party to certain legal and regulatory proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.