Form 10-Q
period 2002-03-31
HORIZON ORGANIC HOLDING CORP
filed 2002-05-15
CIK 1041255

Use these links to rapidly review the document
HORIZON ORGANIC HOLDING CORPORATION Form 10-Q Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 000-24337

Horizon Organic Holding Corporation
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1405007
6311 Horizon Lane
Longmont, Colorado 80503
(303) 530-2711

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002, the registrant had outstanding 10,176,594 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of March 31, 2002 (unaudited) and December 31, 2001

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$3,075	3,534
Trade accounts receivable, less allowance for doubtful accounts of $155 in 2002 and $137 in 2001	18,618	19,211
Inventories	14,124	14,655
Assets held for sale	30,266	7,040
Deferred income tax assets	160	160
Prepaid and other current assets	4,157	3,162

Total current assets	70,400	47,762

Long-term assets held for sale	—	25,155
Property, Equipment and Cattle:
Cattle, net	1,120	1,060
Property and equipment, net	14,104	14,245

Total property, equipment and cattle	15,224	15,305

Other Assets:
Intangible assets, net of accumulated amortization of $7,120 in 2002 and $6,853 in 2001	38,041	38,810
Other assets, net	2,665	2,734

Total other assets	40,706	41,544

Total Assets	$126,330	129,766

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$8,297	7,306
Trade accounts payable	11,350	11,625
Other accrued expenses	7,653	6,946

Total current liabilities	27,300	25,877

Long-Term Liabilities:
Long-term debt, less current portion	37,533	40,313
Deferred income tax liabilities	2,830	2,822

Total long-term liabilities	40,363	43,135

Total liabilities	67,663	69,012

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,152,742 and 10,126,285 shares issued and outstanding in 2002 and 2001, respectively	10	10
Additional paid-in capital	60,304	60,153
Accumulated other comprehensive loss — foreign currency translation adjustment	(1,749)	(1,185)
Retained earnings	102	1,776

Total stockholders' equity	58,667	60,754

Total Liabilities and Stockholders' Equity	$126,330	129,766

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

For the three months ended March 31, 2002 and 2001

(unaudited)

	2002	2001
Net sales	$42,218	37,598
Cost of sales	28,368	26,868

Gross profit	13,850	10,730

Operating expenses:
Selling	9,431	7,641
General and administrative	2,520	1,925
Intangible asset amortization	325	785

Total operating expenses	12,276	10,351

Operating income	1,574	379

Other income (expense), net:
Interest income	11	35
Interest expense, net of interest capitalized of $60 in 2001	(130)	(580)
Other, net	(70)	(40)

Total other expense, net	(189)	(585)

Income (loss) from continuing operations before income taxes	1,385	(206)
Income tax benefit (expense)	(540)	74

Income (loss) from continuing operations	845	(132)
Discontinued operations (Note 4):
Loss from operations of discontinued Idaho and Colorado farms (including loss on disposal of $2,250 in 2002)	(3,120)	(173)
Income tax benefit from discontinued operations	601	70

Loss from discontinued operations	(2,519)	(103)

Net loss	$(1,674)	(235)

Income (loss) from continuing operations per basic and diluted share	$.08	(.01)

Loss from discontinued operations per basic share	$(.25)	(.01)

Loss from discontinued operations per diluted share	$(.24)	(.01)

Net loss per basic share	$(.17)	(.02)

Net loss per diluted share	$(.16)	(.02)

Weighted average shares outstanding:
Basic	10,143	9,901
Diluted	10,545	9,901
Comprehensive income (loss):
Net loss	$(1,674)	(235)
Foreign currency translation adjustment	(564)	(1,656)

Comprehensive loss	$(2,238)	(1,891)

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the three months ended March 31, 2002 and 2001

(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(1,674)	(235)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations, net of income taxes	531	103
Loss from sale of Idaho and Colorado farm operations net of income taxes	1,988	—
Provision for doubtful accounts	101	12
Depreciation and amortization	939	1,126
Loss on sale of cattle and equipment	28	32
Deferred income taxes	12	7
Noncash payments for director services	9	6
Changes in operating assets and liabilities:
Trade accounts receivable	416	272
Inventories	518	(578)
Prepaid and other current assets	(1,014)	(78)
Other assets	8	5
Trade accounts payable	(227)	73
Other accrued expenses	287	(1,196)
Income taxes payable	—	(145)

Net cash provided by (used in) operating activities	1,922	(596)

Cash flows from investing activities:
Net cash received from (used in) discontinued operations	(112)	1,687
Purchases of property and equipment	(435)	(905)
Proceeds from equipment sales	21	4
Purchases of cattle	(216)	(90)
Proceeds from cattle sales	81	68
Other assets	(28)	(58)

Net cash provided by (used in) investing activities	(689)	706

Cash flows from financing activities:
Proceeds from (repayments of) long-term line of credit	(1,550)	1,035
Proceeds from long-term debt, other than line of credit	—	273
Repayments of long-term debt, other than line of credit	(232)	(1,517)
Proceeds from exercise of stock options	143	35

Net cash used in financing activities	(1,639)	(174)
Effect of exchange rate changes on cash	(53)	(64)

Net decrease in cash and cash equivalents	(459)	(128)
Cash and cash equivalents at beginning of period	3,534	2,438

Cash and cash equivalents at end of period	$3,075	2,310

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$435	1,329

Cash paid during the period for income taxes	$185	1

Noncash investing and financing activities:
Additional capital lease obligations	$—	273

Common stock issued to outside directors	$9	6

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share amounts)

1.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

        These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.    Summary of Significant Accounting Policies

        The significant accounting policies effective through the three months ended March 31, 2002 are consistent with those reported in the Company's Form 10-K for the year ended December 31, 2001 except for the Company's addition of a policy to report the Idaho and Colorado farm operations as discontinued operations and assets held for sale as of March 31, 2002. Accordingly, the Company has ceased depreciation on these assets and has written the assets down to the expected disposal value, less costs to sell.

3.    Translation of Foreign Currencies

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

4.    Discontinued Operations

        On March 31, 2002, the Company determined that its Idaho and Colorado farm operations met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company has a plan in place to sell the assets of the Idaho and Colorado farm operations. The Colorado farm operation's cattle will be sold primarily to the Idaho farm operation in connection with the September 30, 2002 termination of the Colorado farm operation's Dairy Herd Management and Supply Agreement with Aurora Dairy Corporation. The Company is in negotiations to sell the Idaho farm operation to an experienced dairy farmer and to enter into an exclusive long-term milk supply agreement for the milk production from the Idaho farm at competitive milk prices. The Company expects to finalize the transactions in the second and third quarters of 2002.

        Accordingly, approximately $28.4 million of the Idaho and Colorado farm operations' assets expected to be disposed of have been reclassified as current assets held for sale as of March 31, 2002. This compares to $5.2 million of current assets held for sale and $25.2 million of long-term assets held for sale as of December 31, 2001, which were reclassified from the 2001 presentation to conform to the 2002 presentation while maintaining their respective current and long-term classifications. The Company expects to use a substantial portion of the proceeds from the sale of assets held to repay outstanding debt. At March 31, 2002, the amount of long-term debt to be repaid was not determinable and as such, the outstanding debt balances are classified as current or long-term consistent with their contractual maturity dates. The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group. Included in the loss from discontinued operations for the current period is an estimated loss on disposal of the Idaho and Colorado operations of $2,250,000 before income taxes including closing and transaction fees.

        The following reflects the 2001 statement of operations and earnings per share amounts as reported by the Company for the three month periods ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, adjusted to reflect the Company's Idaho and Colorado farm operations as discontinued operations. These operations are included in the Company's dairy farm operations segment.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

For the three month periods ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001

(unaudited)

	2001 three month periods ended
	March 31	June 30	September 30	December 31
Net sales	$37,598	38,606	39,009	43,657
Cost of sales	26,868	27,488	27,202	30,289

Gross profit	10,730	11,118	11,807	13,368

Operating expenses:
Selling	7,641	7,651	7,900	8,149
General and administrative	1,925	1,996	1,947	2,168
Intangible asset amortization	785	773	778	780

Total operating expenses	10,351	10,420	10,625	11,097

Operating income	379	698	1,182	2,271

Other income (expense), net:
Interest income	35	26	24	42
Interest expense, net of interest capitalized of $60 and $106 in the three month periods ended March 31, 2001 and December 31, 2001 respectively	(580)	(494)	(453)	(168)
Other, net	(40)	(46)	(48)	(47)

Total other expense, net	(585)	(514)	(477)	(173)

Income (loss) from continuing operations before income taxes	(206)	184	705	2,098
Income tax benefit (expense)	74	(72)	(281)	(840)

Income (loss) from continuing operations	(132)	112	424	1,258
Discontinued operations:
Gain (loss) from discontinued operations of Idaho and Colorado farms	(173)	553	282	(531)
Income tax benefit (expense) from discontinued operations	70	(223)	(114)	214

Gain (loss) from discontinued operations	(103)	330	168	(317)

Net income (loss)	$(235)	442	592	941

Income (loss) from continuing operations per basic and diluted share	$(.01)	.01	.04	.12

Income (loss) from discontinued operations per basic and diluted share	$(.01)	.03	.02	(.03)

Net income (loss) per basic and diluted share	$(.02)	.04	.06	.09

Weighted average shares outstanding:
Basic	9,901	9,945	10,068	10,110
Diluted	9,901	10,076	10,333	10,441
Comprehensive income (loss):
Net income (loss)	$(235)	442	592	941
Foreign currency translation adjustment	(1,656)	(49)	1,304	(498)

Comprehensive income (loss)	$(1,891)	393	1,896	443

See accompanying notes to the unaudited consolidated financial statements.

5.    Long-term Debt

        The Company has a $25.0 million Senior Secured Term Loan with US Bank National Association (US Bank) with a due date of May 31, 2005. The note bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (4.41% at March 31, 2002) with quarterly principal payments. At March 31, 2002, the outstanding principal balance of this note was $21.0 million. Interest payments are made in conjunction with LIBOR pricing maturity dates.

        The Company has a $25.0 million credit line facility with US Bank. The credit line is collateral-based, has a May 31, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75% (4.41% at March 31, 2002). At March 31, 2002, the Company has borrowed $15.1 million against the credit line facility. The availability of the $25 million line of credit is further reduced by outstanding letters of credit of $4.9 million. Total availability under the line of credit is $5.0 million. This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

6.    Reportable Segments

        The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products. The following table sets forth selected segment data for the three months ended March 31, 2002 and 2001 (in thousands):

	For the three months ended March 31, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$34,388	781	(781)	—	34,388	7,830	42,218	—	42,218
Cost of sales	22,522	410	(410)	(140)	22,382	5,986	28,368	—	28,368

Gross profit	11,866	371	(371)	140	12,006	1,844	13,850	—	13,850
Operating expenses excluding intangible asset amortization	10,616	231	(231)	—	10,616	1,334	11,951	—	11,951
Intangible asset amortization	294	—	—	—	294	31	325	—	325

Operating income	956	140	(140)	140	1,096	479	1,574	—	1,574
Interest income	445	0	(71)	(363)	11	—	11	—	11
Interest expense	(120)	(84)	71	363	230	(360)	(130)	—	(130)
Other, net	(70)	—	—	—	(70)	—	(70)	—	(70)

Income (loss) from continuing operations before income taxes	1,211	57	(140)	140	1,267	119	1,385	—	1,385
Income tax benefit (expense)	(472)	(22)	—	—	(494)	(46)	(540)	—	(540)

Income (loss) from continuing operations	739	35	(140)	140	773	73	845	—	845
Discontinued operations:
Loss from operations of discontinued Idaho and Colorado farms (including loss on disposal of $2,250)	—	(3,120)	—	—	(3,120)	—	(3,120)	—	(3,120)
Income tax benefit from discontinued operations	—	601	—	—	601	—	601	—	601

Loss from discontinued operations	—	(2,519)	—	—	(2,519)	—	(2,519)	—	(2,519)

Net income (loss)	$739	(2,484)	(140)	140	(1,746)	73	(1,674)	—	(1,674)

Segment assets	$117,641	42,103	(37,109)	—	122,635	37,020	159,655	(33,326)	126,330

The following additional supplemental information is included in cost of goods sold, operating expenses, or loss on discontinued operations above:
Depreciation and amortization	$712	869	—	—	1,581	114	1,695	—	1,695
Loss on sale of cattle and equipment	—	1,163	—	—	1,163	—	1,163	—	1,163

	For the three months ended March 31, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$29,632	718	(718)	—	29,632	7,966	37,598	—	37,598
Cost of sales	20,670	380	(380)	(24)	20,646	6,222	26,868	—	26,868

Gross profit	8,962	338	(338)	24	8,986	1,744	10,730	—	10,730
Operating expenses excluding intangible asset amortization	8,318	314	(314)	—	8,318	1,247	9,566	—	9,566
Intangible asset amortization	294	—	—	—	294	491	785	—	785

Operating income	350	24	(24)	24	374	6	379	—	379
Interest income	709	—	(420)	(254)	35	—	35	—	35
Interest expense	(540)	(84)	420	254	49	(629)	(580)	—	(580)
Other, net	(40)	—	—	—	(40)	—	(40)	—	(40)

Income (loss) from continuing operations before income taxes	478	(60)	(24)	24	417	(623)	(206)	—	(206)
Income tax benefit (expense)	(185)	23	—	—	(162)	237	74	—	74

Income (loss) from continuing operations	292	(37)	(24)	24	254	(386)	(132)	—	(132)
Discontinued operations:
Loss from operations of discontinued Idaho and Colorado farms including intangible asset amortization of $39	—	(173)	—	—	(173)	—	(173)	—	(173)
Income tax benefit from discontinued operations	—	70	—	—	70	—	70	—	70

Loss from discontinued operations	—	(104)	—	—	(104)	—	(103)	—	(103)

Net income (loss)	$292	(141)	(24)	24	151	(386)	(235)	—	(235)

Segment assets	$121,049	43,644	(38,533)	—	126,160	35,803	161,963	(33,392)	128,572

The following additional supplemental information is included in cost of goods sold, operating expenses, or loss on discontinued operations above:
Depreciation and amortization	$473	825	—	—	1,298	553	1,850	—	1,850
Loss on sale of cattle and equipment	—	519	—	—	519	—	519	—	519

7.    Earnings Per Share

Earnings per share calculations are calculated as follows:

        Income (loss) from continuing operations

  •
  Per basic share. Computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding.

  •
  Per diluted share. Computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.

        Loss from discontinued operations

  •
  Per basic share. Computed by dividing loss from discontinued operations by the weighted average number of common shares outstanding.

  •
  Per diluted share. Computed by dividing loss from discontinued operations by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.

        Net loss

  •
  Per basic share. Computed by dividing net loss by the weighted average number of common shares outstanding.

  •
  Per diluted share. Computed by dividing net loss by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.

        The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.

        Stock options to purchase 40,850 and 1,200,351 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended March 31, 2002 and March 31, 2001, respectively. The following table sets forth the calculation of earnings (loss) per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Income (loss) from continuing operations	$845	(132)

Loss from discontinued operations	$(2,519)	(103)

Net loss	$(1,674)	(235)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	10,126	9,900
Weighted average common equivalent shares issued during period	17	1

Weighted average common shares—basic	10,143	9,901

Weighted average common equivalent shares outstanding during period	402	—

Weighted average common shares—diluted	10,545	9,901

Income (loss) from continuing operations per basic and diluted share	$.08	(.01)

Loss from discontinued operations per basic share	$(.25)	(.01)

Loss from discontinued operations per diluted share	$(.24)	(.01)

Net loss per basic share	$(.17)	(.02)

Net loss per diluted share	$(.16)	(.02)

8.    Goodwill and Intangible Asset—Adoption of Statement 142

        Intangible assets consist primarily of goodwill, The Organic Cow of Vermont brand name and the Juniper Valley Farms brand name. Effective January 1, 2002, all goodwill is no longer amortized. The brand names are amortized over the expected life, which is fifteen years. Amortization is recorded using the straight-line method. The following table represents the effect of the adoption of this standard on income (loss) from continuing operations, the loss from discontinued operations, and the net loss for the three month periods ended March 31, 2001 and 2002, as well as the effect on the respective earnings (loss) per share for each period (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Income (loss) from continuing operations	$845	(132)
Add back: Goodwill amortization, net of tax	—	294

As adjusted income from continuing operations	$845	162

Loss from discontinued operations	$(2,519)	(103)
Add back: Goodwill amortization, net of tax	—	23

As adjusted loss from discontinued operations	$(2,519)	(80)

Net loss	$(1,674)	(235)
Add back: Goodwill amortization, net of tax	—	317

As adjusted net income (loss)	$(1,674)	82

Income (loss) from continuing operations per basic and diluted share	$.08	(.01)
Add back: Goodwill amortization, net of tax per basic and diluted share	—	.03

As adjusted income from continuing operations per basic and diluted share	$.08	.02

Loss from discontinued operations per basic share	$(.25)	(.01)
Add back: Goodwill amortization, net of tax per basic share	—	—

As adjusted loss from discontinued operations per basic share	$(.25)	(.01)

Loss from discontinued operations per diluted share	$(.24)	(.01)
Add back: Goodwill amortization, net of tax per diluted share	—	—

As adjusted loss from discontinued operations per diluted share	$(.24)	(.01)

Net loss per basic share	$(.17)	(.02)
Add back: Goodwill amortization, net of tax per basic share	—	.03

As adjusted net income (loss) per basic share	$(.17)	.01

Net loss per diluted share	$(.16)	(.02)
Add back: Goodwill amortization, net of tax per diluted share	—	.03

As adjusted net income (loss) per diluted share	$(.16)	.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2002, and accompanying notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2001. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Future events may differ materially from those discussed herein, due to a number of factors. These factors are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in Part I Item 1 under the heading "Risk Factors".

Presentation Overview

        We derive revenues primarily through product sales. Net sales include product sales, less product returns, if any, and allowances. Product sales are comprised primarily of sales of organic fluid milk, organic yogurts, organic butters, organic cheeses and organic juices. Revenue is generally recognized at the time title transfers, which is upon shipment to or pickup by a customer.

        Cost of sales includes the cost of raw materials, processing fees, inbound freight costs, milk pooling charges and operating income or loss from farm operations. The costs of our farm operations include all costs associated with the milk production from our Maryland organic dairy herd. Such cost factors primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses and fixed asset depreciation. We depreciate our farm assets using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Cattle are depreciated using a straight-line method over five years commencing with their first milking and have a capitalized cost based on purchase price plus pre-production costs.

        We purchase most of our fluid milk supply from various organic farmers and cooperatives throughout the U.S. and the U.K. In the U.S., we generally have contracts with our suppliers with terms of one to two years. In the U.K., terms generally range anywhere from three months to four years. Prices are set based on butterfat content and quality testing criteria and most contracts require that we purchase minimum quantities of organic farm milk. If we cannot use the minimum amounts of milk we are required to purchase under these contracts, either as organic milk or in other organic dairy products, we sell the organic milk as conventional milk, which has a lower selling price. We record the difference between our purchase price for organic milk and the conventional milk price received by us in cost of sales.

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

        Intangible assets amortization includes the amortization of intangible assets acquired from the Juniper Valley brand purchase in 1998, The Organic Cow of Vermont brand purchase in 1999 and certain intangibles acquired from the Meadow Farms acquisition in 2000.

        Discontinued operations includes the costs of our milk production from our Idaho and Colorado farm operations which are held for sale. Such cost factors primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses, fixed asset depreciation, goodwill amortization, interest expense and expected loss on disposal which includes transaction costs. We ceased depreciating our assets held for sale upon their classification as such and recognized on the measurement date of March 31, 2002 the expected loss on disposal. Prior to the measurement date, we depreciated our Idaho and Colorado operations' farm assets using the straight-line method over the estimated useful lives, which ranged from 3 to 27 years. Cattle were depreciated using a straight-line method over five years commencing with their first milking and had a capitalized cost based on purchase price plus pre-production costs. We follow generally accepted accounting principles for ceasing amortization of goodwill which took effect on January 1, 2002. Prior to January 1, 2002, goodwill associated with the Idaho farm was amortized and is included in discontinued operations.

Results of Operations

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

        Net Sales.    Net sales increased by 12%, or $4.6 million, to $42.2 million for the three months ended March 31, 2002 from $37.6 million for the comparable period in 2001. Net sales from U.S. operations increased 16%, or $4.8 million, to $34.4 million from $29.6 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels. Changes in our U.S. product category sales are as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 12%, or $2.7 million, to $24.1 million in 2002 from $21.4 million in 2001.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 41%, or $3.5 million, to $11.9 million in 2002 from $8.4 million in 2001. This increase was primarily due to expansion of UP milk to new customers throughout the period.

  •
  Sales of traditional pasteurized fluid milk decreased 6%, or $800,000, to $12.2 million in 2002 from $13.0 million in 2001. The decrease was primarily the result of some customers substituting UP milk for traditional pasteurized milk.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 51% traditional pasteurized fluid milk in 2002 from 61% in 2001.

        Other Dairy

  •
  Total net sales of our other dairy products increased 29%, or $1.7 million, to $7.5 million in 2002 from $5.8 million in 2001, due to primarily increased sales of our butter and cottage cheese products.

  •
  Net sales of butter increased 92%, or $1.1 million, to $2.4 million in 2002 from $1.3 million in 2001. This resulted from customers replenishing their inventories during 2002, which were unusually low at the end of 2001.

  •
  Net sales of cheese increased 7%, or $100,000, to $1.3 million in 2002 from $1.2 million in 2001.

  •
  Net sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants and other service providers, increased 49%, or $400,000, to $1.3 million in 2002 from $900,000 in 2001. Approximately half of this increase was the result of our introduction of yogurt and single-serve milk products into approximately 2,500 Starbucks stores nationwide.

        Juice

  •
  Net sales of our juice products decreased 8%, or $200,000, to $1.9 million in 2002 from $2.1 million in 2001 principally as the result of an increase in sales during the comparable period in 2001 as a result of a trade promotion that we discontinued.

International

  •
  Net sales from international operations decreased 2%, or $200,000, to $7.8 million in 2002 from $8.0 million in 2001. This decrease is primarily due to our UK business significantly transitioning from lower-margin private label product sales to higher margin Rachel's Organic branded product sales, which resulted in decreased sales volume offset by higher prices. Expressed in British pounds, sales were flat; however, shifts in the exchange rate in the two periods produced the dollar denominated decrease.

  •
  Net sales of Rachel's Organic products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 73%, or $1.5 million, to $3.5 million in 2002 from $2.0 million in 2001.

  •
  We anticipate that the net sales of Rachel's Organic branded products will continue to increase as we continue our introduction of branded fluid milk under the Rachel's Organic brand. Previously, our fluid milk sales were either private label or branded under the Horizon Organic label. We determined to shift sales from the Horizon Organic label to leverage the existing strength of the Rachel's Organic brand. As part of our December 2001 agreement with Dairy Crest, in February 2002 Dairy Crest began distributing Rachel's Organic branded fluid milk through its direct home delivery system. Also consistent with the agreement, in April 2002 Dairy Crest began to replace all of its branded organic fluid milk with Rachel's Organic fluid milk in grocery stores throughout the U.K. including select Sainsbury's and Tesco stores.

        Cost of Sales and Gross Profit.    Cost of sales increased 6%, or $1.5 million, to $28.4 million for the three months ended March 31, 2002 from $26.9 million for the comparable period in 2001. The increase in cost of sales is primarily the result of our increased sales. Gross profit increased 29%, or $3.1 million, to $13.8 million in 2002 from $10.7 million in 2001. As a percentage of net sales, gross profit increased to 32.8% in 2002 from 28.5% in 2001 primarily due to increased efficiencies and economies of scale gained with our U.S. processors and partially due to having a more balanced U.S. milk supply versus the comparable three month period a year ago. Our gross profit in the U.S. increased to 34.9% in 2002 from 30.3% in 2001. Our gross profit in the U.K. increased to 23.6% in 2002 from 21.9% in 2001. This was primarily the result of the increased branded sales which we anticipate to be equal to those of our U.K. private label by the end of the year. Branded product sales are generally made at a higher gross profit than sales of private label products.

        Selling Expenses.    Selling expenses increased 23%, or $1.8 million, to $9.4 million for the three months ended March 31, 2002 from $7.6 million for the comparable period in 2001, driven primarily by increased trade, consumer promotion and billboard and national magazine advertising to support higher sales in the U.S. Our new advertising campaign, You Are What You Drink, was rolled out in February 2002 in our most highly developed markets including San Francisco, Los Angeles, Denver and New York. As a result, selling expenses as a percentage of net sales increased to 22.3% in 2002 from 20.3% in 2001.

        General and Administrative Expenses.    General and administrative expenses increased 31%, or $600,000, to $2.5 million for the three months ended March 31, 2002 from $1.9 million for the comparable period in 2001. This increase was primarily due to increased depreciation and administrative costs arising from the new information system installed in October 2001, and partially due to increased overhead including costs stemming from our commitment to corporate development. As a result, our general and administrative expenses as a percentage of net sales increased to 6.0% in 2002 from 5.1% in 2001.

        Intangible Asset Amortization.    Amortization expense related to intangible assets decreased 59%, or $500,000, to $300,000 for the three months ended March 31, 2002 from $800,000 for the comparable period in 2001. This decrease is a result of our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,which ceased the amortization of goodwill and requires review for impairment at least annually in accordance with the provisions of this statement.

        Other Expense, Net.    Other expense, net decreased 68%, or $400,000, to $200,000 for the three months ended March 31, 2002 from $600,000 for the comparable period in 2001. The decrease was primarily attributable to a decrease in the average interest rate in our debt facilities. Our average interest rate on our LIBOR-based debt facilities decreased to 4.49% for the three months ended March 31, 2002 from 8.33% for the comparable period in 2001.

        Income Tax Expense.    Income tax expense increased $600,000 to a $500,000 expense for the three months ended March 31, 2002 from a $100,000 benefit for the comparable period in 2001. Our effective income tax rate increased to 39% in 2002 compared to a 36% tax benefit in 2001. The tax benefit of the loss in 2001 was calculated at a lower effective rate due to the uncertainty at March 31, 2001, of our ability to utilize the loss from U.K. operations.

        Income (Loss) From Continuing Operations.    Income (loss) from continuing operations increased $900,000 to income from continuing operations of $800,000 for the three months ended March 31, 2002 from a loss from continuing operations of $100,000 for the comparable period in 2001.

  •
  Income (loss) from continuing operations for U.S. operations increased $500,000 to $800,000 income in 2002 from $300,000 income in 2001.

  •
  Income (loss) from continuing operations for international operations increased $500,000 to income of $100,000 in 2002 from a loss of $400,000 in 2001.

        Loss on Discontinued Operations.    Loss on discontinued operations increased $2.4 million to $2.5 million for the three months ended March 31, 2002 from $100,000 for the comparable period in 2001. The increase is primarily due to the anticipated loss on disposal of the Idaho and Colorado farm operations of $2.0 million after income taxes, and partially due to $400,000 of increased losses from operations of discontinued operations including interest expense after income taxes from the Idaho and Colorado farm operations.

        If we had determined that the pending sale of our Idaho and Colorado farm operations' assets had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho and Colorado farm operations would have been recorded in continuing operations. Accordingly, for the three months ended March 31, 2002, an operating loss before interest and income taxes of $400,000 from the Idaho and Colorado farm operations would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $13.4 million for the three months ended March 31, 2002. For the three months ended March 31, 2001, operating income before interest, amortization and income taxes of $300,000 from the Idaho and Colorado farm operations would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $11.1 million for the three months ended March 31, 2001. Additionally, if we had included the Idaho and Colorado farm operations with continuing operations, we would have reported net income of $300,000, or $.03 per basic and diluted share for the three months ended March 31, 2002, and would have reported a net loss of $200,000, or $.02 per basic and diluted share for the three months ended March 31, 2001.

        Net Loss.    Net loss increased $1.5 million to $1.7 million for the three months ended March 31, 2002 from $200,000 for the comparable period in 2001.

  •
  Net loss for U.S. operations increased $1.9 million to $1.7 million in 2002 from net income of $200,000 in 2001. The loss is due to the estimated loss on disposal of the Idaho and Colorado farm operations.

  •
  Net income for international operations increased $500,000 to net income of $100,000 in 2002 from a net loss of $400,000 in 2001. The increase in net income is primarily due to the decrease in intangible assets amortization and partially due to decreased interest expense.

        Comprehensive Income (Loss).    Comprehensive income (loss) increased 18%, or $300,000, to a loss of $2.2 million for the three months ended March 31, 2002 from a loss of $1.9 million for the comparable period in 2001. This increase was due to the increase in net loss primarily caused by the estimated loss on disposal of the Idaho and Colorado farm operations, and partially offset by decreased unrealized loss on translation adjustment from the British pound to the U.S. dollar for the three months ended March 31, 2002, compared to the same period in 2001. We translate our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of a period. At December 31, 2001 and March 31, 2002, the British pound was worth approximately U.S. $1.452 and U.S. $1.426, respectively.

Liquidity and Capital Resources

        We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

        Net cash from operations was $1.9 million provided by operations for the three months ended March 31, 2002, an increase of $2.5 million from cash used by operations of $600,000 for the comparable period in 2001. Cash provided by operations in 2002 was primarily attributable to an increase in income as adjusted by the $2.0 million non-cash loss on the disposal of the Idaho and Colorado farm operations, amortization, and depreciation charges along with decreases in inventory and increases in other accrued expenses partially offset by increased prepaid and other current assets. Cash used in operations in 2001 was primarily attributable to increases in inventories and decreases in accrued expenses.

        Net cash from investing activities was $700,000 used by investing activities for the three months ended March 31, 2002, a decrease of $1.4 million from cash provided by investing activities of $700,000 for the comparable period in 2001. This decrease resulted primarily from decreased net cash received from discontinued operations which in turn resulted from increased cattle and feed costs compared to the comparable period a year ago. We purchased $500,000 of property, equipment and cattle net of sales proceeds in 2002 compared to $900,000 for the comparable period in 2001. Purchases in 2002 were primarily attributable to miscellaneous equipment and milk production equipment in addition to ongoing Maryland farm cattle purchases for herd maintenance. Purchases in 2001 were primarily attributable to the purchase of enterprise resource planning software.

        Net cash used in financing activities was $1.6 million for the three months ended March 31, 2002, an increase of $1.4 million from cash used in financing activities of $200,000 for the comparable period in 2001. The increase in the use of cash in financing activities in 2002 reflects our pay-down of debt, primarily our line of credit, throughout the period ended March 31, 2002, compared to the comparable period in 2001.

        Our cash and cash equivalents were $3.1 million at March 31, 2002 and $2.3 million at March 31, 2001. We have a five year $25.0 million term loan with US Bank which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At March 31, 2002, the interest rate was 4.41%. At March 31, 2002 we had an outstanding balance of $21.0 million. In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At March 31, 2002 the interest rate was 4.41%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date of May 31, 2003. As of March 31, 2002 we had a balance of $15.1 million under this credit line in addition to letter of credit encumbrances of $4.9 million.

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

Significant Accounting Policies

        The significant accounting policies in effect through the three months ended March 31, 2002 are consistent with those reported in the Company's Form 10-K for the year ended December 31, 2001 except for the Company's addition of a policy to report the Idaho and Colorado farm operations as discontinued operations and assets held for sale as of March 31, 2002. Accordingly, the Company has ceased depreciation on these assets and has written the assets down to the expected disposal value.

Effect of Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. We adopted the provisions of SFAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets are not amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their useful lives. We do not believe the adoption of this statement will have an impact on our cash flows. We are still reviewing the provisions of this statement and we will complete our impairment test work by June 30, 2002; however, we estimate that the ceasing of goodwill amortization will increase our earnings before income taxes by approximately $1.5 million annually.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We have adopted the provisions of SFAS 143 effective January 1, 2002 and have not experienced any impact on our financial position, results of operations or cash flows as a result of its implementation.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. We have adopted the provisions of SFAS 144 effective January 1, 2002, and we do not believe that we have experienced any impact on our financial position, results of operations or cash flows as a result of its implementation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        Interest Rates.    At March 31, 2002, we had approximately $5.9 million of fixed rate long-term debt (including current maturities.) The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rate (including current portion) at March 31, 2002 was $5.9 million, which was equal to the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at March 31, 2002, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $100,000. Additionally at March 31, 2002, we had approximately $40.0 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $400,000 over a twelve month period.

PART II—OTHER INFORMATION

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

HORIZON ORGANIC HOLDING CORPORATION
Date: May 15, 2002	By:
/s/  THOMAS P. BRIGGS
Thomas P. Briggs
 Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary
(principal financial and accounting officer of the Company)