Form 10-Q
period 2002-06-30
HORIZON ORGANIC HOLDING CORP
filed 2002-08-14
CIK 1041255

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 000-24337

Horizon Organic Holding Corporation
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1405007
6311 Horizon Lane
Longmont, Colorado 80503
(303) 530-2711

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒    No ☐.

        As of July 31, 2002, the registrant had outstanding 10,198,585 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of June 30, 2002 (unaudited) and December 31, 2001

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$1,273	3,534
Trade accounts receivable, less allowance for doubtful accounts of $170 in 2002 and $137 in 2001	19,601	19,211
Inventories	15,144	14,655
Assets held for sale	29,152	7,040
Deferred income tax assets	160	160
Prepaid and other current assets	4,146	3,162

Total current assets	69,476	47,762

Long-term assets held for sale	—	25,155
Property, Equipment and Cattle:
Cattle, net	1,094	1,060
Property and equipment, net	13,803	14,245

Total property, equipment and cattle	14,897	15,305

Other Assets:
Goodwill, net of accumulated amortization of $3,225 in 2002 and $3,054 in 2001	25,843	24,478
Other intangible assets, net of accumulated amortization of $4,465 in 2002 and $3,799 in 2001	13,693	14,332
Other assets, net	2,767	2,734

Total other assets	42,303	41,544

Total Assets	$126,676	129,766

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$23,850	7,306
Trade accounts payable	10,976	11,625
Other accrued expenses	8,458	6,946

Total current liabilities	43,284	25,877

Long-Term Liabilities:
Long-term debt, less current portion	18,962	40,313
Deferred income tax liabilities	2,872	2,822

Total long-term liabilities	21,834	43,135

Total liabilities	65,118	69,012

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,194,115 and 10,126,285 shares issued and outstanding in 2002 and 2001, respectively	10	10
Additional paid-in capital	60,630	60,153
Treasury stock, 3,641 shares at June 30, 2002 (at cost)	(62)	—
Accumulated other comprehensive income (loss)—foreign currency translation adjustment	525	(1,185)
Retained earnings	455	1,776

Total stockholders' equity	61,558	60,754

Total Liabilities and Stockholders' Equity	$126,676	129,766

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the three months ended June 30, 2002 and 2001

(unaudited)

	2002	2001
Net sales	$44,713	38,607
Cost of sales	30,646	27,489

Gross profit	14,067	11,118

Operating expenses:
Selling	9,900	7,651
General and administrative	2,659	1,997
Intangible asset amortization	326	772

Total operating expenses	12,885	10,420

Operating income	1,182	698

Other income (expense), net:
Interest income	11	26
Interest expense	(99)	(494)
Other, net	(34)	(46)

Total other expense, net	(122)	(514)

Income from continuing operations before income taxes	1,060	184
Income tax expense	(413)	(72)

Income from continuing operations	647	112
Discontinued operations (Note 4):
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $778 in 2002)	(482)	553
Income tax benefit (expense) from discontinued operations	188	(223)

Income (loss) from discontinued operations	(294)	330

Net income	$353	442

Income from continuing operations per basic and diluted share	$.06	.01

Income (loss) from discontinued operations per basic and diluted share	$(.03)	.03

Net income per basic and diluted share	$.03	.04

Weighted average shares outstanding:
Basic	10,179	9,945
Diluted	10,617	10,076
Comprehensive income:
Net income	$353	442
Foreign currency translation adjustment	2,275	(49)

Comprehensive income	$2,628	393

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

For the six months ended June 30, 2002 and 2001

(unaudited)

	2002	2001
Net sales	$86,931	76,205
Cost of sales	59,014	54,357

Gross profit	27,917	21,848

Operating expenses:
Selling	19,331	15,292
General and administrative	5,179	3,921
Intangible asset amortization	651	1,557

Total operating expenses	25,161	20,770

Operating income	2,756	1,078

Other income (expense), net:
Interest income	22	61
Interest expense, net of interest capitalized of $60 in 2001	(228)	(1,073)
Other, net	(104)	(87)

Total other expense, net	(310)	(1,099)

Income (loss) from continuing operations before income taxes	2,446	(21)
Income tax benefit (expense)	(954)	2

Income (loss) from continuing operations	1,492	(19)
Discontinued operations (Note 4):
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $3,028 in 2002)	(3,602)	379
Income tax benefit (expense) from discontinued operations	789	(153)

Income (loss) from discontinued operations	(2,813)	226

Net income (loss)	$(1,321)	207

Income (loss) from continuing operations per basic share	$.15	—

Income (loss) from continuing operations per diluted share	$.14	—

Income (loss) from discontinued operations per basic share	$(.28)	.02

Income (loss) from discontinued operations per diluted share	$(.26)	.02

Net income (loss) per basic share	$(.13)	.02

Net income (loss) per diluted share	$(.12)	.02

Weighted average shares outstanding:
Basic	10,161	9,923
Diluted	10,589	10,036
Comprehensive income (loss):
Net income (loss)	$(1,321)	207
Foreign currency translation adjustment	1,710	(1,705)

Comprehensive income (loss)	$389	(1,498)

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the six months ended June 30, 2002 and 2001

(unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,321)	207
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss (income) from discontinued operations, net of income taxes	350	(226)
Loss from anticipated sale of Idaho and Colorado farm operations, net of income taxes	2,463	—
Provision for doubtful accounts	184	24
Depreciation and amortization	1,890	2,356
Loss on sale of cattle and equipment	75	54
Deferred income taxes	35	7
Noncash payments for director services	17	12
Changes in operating assets and liabilities:
Trade accounts receivable	(339)	531
Inventories	(452)	(759)
Prepaid and other current assets	(923)	(72)
Other assets	14	6
Trade accounts payable	(797)	(767)
Other accrued expenses	915	(242)
Income taxes payable	—	150

Net cash provided by operating activities	2,111	1,281

Cash flows from investing activities:
Net cash generated by discontinued operations	650	1,737
Purchases of property and equipment	(570)	(1,938)
Proceeds from equipment sales	163	5
Purchases of cattle	(336)	(311)
Proceeds from cattle sales	143	125
Other assets	(111)	(207)
Purchases of treasury stock	(62)	—

Net cash used in investing activities	(123)	(589)

Cash flows from financing activities:
Proceeds from (repayments of) long-term line of credit	(565)	2,400
Proceeds from long-term debt, other than line of credit	—	638
Repayments of long-term debt, other than line of credit	(4,265)	(4,496)
Proceeds from exercise of stock options	402	197
Proceeds from issuance of common stock under ESPP	58	58

Net cash used in financing activities	(4,370)	(1,203)
Effect of exchange rate changes on cash	121	(74)

Net decrease in cash and cash equivalents	(2,261)	(585)
Cash and cash equivalents at beginning of period	3,534	2,438

Cash and cash equivalents at end of period	$1,273	1,853

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,165	2,294

Cash paid during the period for income taxes	$385	1

Noncash investing and financing activities:
Additional capital lease obligations	$—	638

Common stock issued to outside directors	$17	12

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.    Summary of Significant Accounting Policies

        The significant accounting policies effective during the six months ended June 30, 2002 were consistent with those reported in the Company's Form 10-K for the year ended December 31, 2001 except for no longer amortizing goodwill as of the Company's adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that goodwill and certain identifiable intangible assets not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles with finite lives will continue to be amortized over their estimated useful lives. Additionally, the Company is reporting the Idaho Dairy and Colorado herd operations as discontinued operations and assets held for sale as of March 31, 2002 and has reclassified prior periods accordingly. Pursuant to SFAS 144, the Company ceased depreciating the related assets as of March 31, 2002 and wrote the assets down to the expected disposal value, less costs to sell. See Note 4.

3.    Translation of Foreign Currencies

        The accounts of the Company's subsidiaries in the United Kingdom were measured using the local currency, which have been designated as the functional currency. Assets and liabilities were translated at the exchange rate in effect at the end of the period. Revenue and expenses were translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period were included in comprehensive income (loss) in stockholders' equity.

4.    Discontinued Operations

        On March 31, 2002, the Company determined that its Idaho Dairy and Colorado herd operations met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company has a plan in place to sell the assets of the Idaho Dairy and Colorado herd operations. The Colorado herd will be transferred primarily to the Idaho Dairy in connection with the September 30, 2002 termination of the Dairy Herd Management and Supply Agreement with Aurora Dairy Corporation for the Colorado herd. The Company is in negotiations for the sale of the Idaho Dairy, which will include the Colorado herd, to an experienced dairy farmer and for a long-term supply agreement with the buyer for organic fluid milk. The Company expects to finalize the transactions in the fall of 2002.

        The terms of the anticipated Idaho Dairy sale agreement contemplate a sale price based on net book value, which assumes that depreciation of the cattle and fixed assets would continue. Consequently, the resulting price of the Idaho Dairy continues to decrease over time. However, SFAS 144 requires that assets held for sale cease to be depreciated as of the measurement date, which was March 31, 2002. Therefore, the net book value of the assets held for sale does not decrease from an increase in accumulated depreciation since the measurement date; but it does decrease for the decrease in anticipated sale price under the contemplated sale agreement subsequent to the measurement date. Because of the resulting differences between the anticipated net book value and the anticipated selling price, the Company recognized $0.8 million and $1.5 million for the three and six months ended June 30, 2002, respectively, as additional loss on disposal of discontinued operations. If the Company is unable to finalize the transaction by September 30, 2002, additional loss on disposal will be recognized by the Company equaling the amount of depreciation that would be deemed to have occurred up to the anticipated date of finalizing the transaction.

        The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group. Included in the loss from discontinued operations for the current three month and six month periods was an estimated loss on disposal of the Idaho Dairy and Colorado herd of $0.8 million and $3.0 million, respectively, before income taxes, including closing and transaction fees. The following unaudited financial data presents the combined results of operations for the Idaho Dairy and Colorado herd for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$5,759	6,005	10,894	11,349
Cost of sales excluding cattle depreciation	3,493	2,736	6,754	5,580
Cattle depreciation	—	449	494	883

Gross profit	2,266	2,820	3,646	4,886

Operating expenses excluding fixed asset depreciation	1,536	1,540	3,108	3,031
Fixed asset depreciation	—	254	248	504
Loss on disposal	778	—	3,028	—
Goodwill amortization	—	39	—	78

Operating income (loss)	(48)	987	(2,738)	1,273

Interest	434	434	864	894

Income (loss) before income taxes	(482)	553	(3,602)	379
Income tax (expense) benefit	188	(223)	789	(153)

Net income (loss)	$(294)	330	(2,813)	226

        The following unaudited proforma financial data presents the results of operations for the Idaho Dairy and Colorado herd for the three and six months ended June 30, 2002, if the Company had concluded that its Idaho Dairy and Colorado herd operations had not met the definition of a disposal group under SFAS 144 and if the Company had not determined to sell its Idaho Dairy and Colorado herd:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$5,759	6,005	10,894	11,349
Cost of sales excluding cattle depreciation	3,493	2,736	6,754	5,580
Cattle depreciation	514	449	1,007	883

Gross profit	1,752	2,820	3,133	4,886

Operating expenses excluding fixed asset depreciation	1,536	1,540	3,108	3,031
Fixed asset depreciation	264	254	512	504
Loss on disposal	—	—	—	—
Goodwill amortization	—	39	—	78

Operating income (loss)	(48)	987	(487)	1,273

Interest	434	434	864	894

Income (loss) before income taxes	(482)	553	(1,351)	379
Income tax (expense) benefit	188	(223)	527	(153)

Net income (loss)	$(294)	330	(824)	226

        Additionally, approximately $27.3 million of the Idaho Dairy and Colorado herd operations' assets expected to be disposed of have been classified as current assets held for sale at June 30, 2002. This compares to $28.4 million at March 31, 2002 and compares to $5.2 million of current assets held for sale and $25.2 million of long-term assets held for sale as of December 31, 2001, which were reclassified from the 2001 presentation to conform to the 2002 presentation while maintaining their respective current and long-term classifications. The Company expects to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt. At June 30, 2002, the amount of long-term debt to be repaid was not determinable and as such, the outstanding debt balances were classified as current or long-term consistent with their contractual maturity dates.

5.    Long-term Debt

        The Company has a $25.0 million Senior Secured Term Loan with US Bank National Association (US Bank) with a due date of May 31, 2005. The note bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (4.3% at June 30, 2002) with quarterly principal payments. At June 30, 2002, the outstanding principal balance of this note was $19.4 million. Interest payments are made in conjunction with LIBOR pricing maturity dates.

        The Company has a $25.0 million credit line facility with US Bank. The credit line is collateral-based, has a May 31, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75% (4.3% at June 30, 2002). At June 30, 2002, the Company had borrowed $16.1 million against the credit line facility in addition to letter of credit encumbrances of $2.5 million. Of this $16.1 million outstanding line of credit balance, $13.9 million was at an interest rate of 4.3% and $2.2 million was at an adjustable interest rate of prime plus 0.75% (5.5% at June 30, 2002). Total availability under the line of credit was $6.4 million at June 30, 2002. This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

6.    Reportable Segments

        The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products. The following table sets forth selected segment data for the three and six months ended June 30, 2002 and 2001 (in thousands):

	For the three months ended June 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$36,607	690	(690)	—	36,607	8,106	44,713	—	44,713
Cost of sales	24,557	376	(376)	(28)	24,529	6,117	30,646	—	30,646

Gross profit	12,050	314	(314)	28	12,078	1,989	14,067	—	14,067
Operating expenses excluding intangible asset amortization	11,109	286	(286)	—	11,109	1,450	12,559	—	12,559
Intangible asset amortization	294	—	—	—	294	32	326	—	326

Operating income	647	28	(28)	28	675	507	1,182	—	1,182
Interest income	456	—	(71)	(373)	11	—	11	—	11
Interest expense	(125)	(84)	71	373	236	(335)	(99)	—	(99)
Other, net	(62)	—	—	—	(62)	29	(34)	—	(34)

Income (loss) from continuing operations before income taxes	916	(56)	(28)	28	860	200	1,060	—	1,060
Income tax benefit (expense)	(357)	22	—	—	(335)	(78)	(413)	—	(413)

Income (loss) from continuing operations	559	(34)	(28)	28	525	122	647	—	647
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $778)	—	(482)	—	—	(482)	—	(482)	—	(482)
Income tax benefit from discontinued operations	—	188	—	—	188	—	188	—	188

Loss from discontinued operations	—	(294)	—	—	(294)	—	(294)	—	(294)

Net income (loss)	$559	(328)	(28)	28	231	122	353	—	353

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$712	115	—	—	827	125	952	—	952
Loss on sale of cattle and equipment	13	33	—	—	46	—	46	—	46
Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,135	—	—	1,135	—	1,135	—	1,135
Company Total:
Depreciation and amortization	$712	115	—	—	827	125	952	—	952
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	13	1,168	—	—	1,181	—	1,181	—	1,181

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $5,759 and $5,807, respectively.

	For the six months ended June 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$70,994	1,471	(1,471)	—	70,995	15,936	86,931	—	86,931
Cost of sales	47,079	786	(786)	(168)	46,911	12,103	59,014	—	59,014

Gross profit	23,915	685	(685)	168	24,084	3,833	27,917	—	27,917
Operating expenses excluding intangible asset amortization	21,724	517	(517)	—	21,724	2,785	24,510	—	24,510
Intangible asset amortization	588	—	—	—	588	63	651	—	651

Operating income	1,602	168	(168)	168	1,771	985	2,756	—	2,756
Interest income	901	—	(142)	(737)	22	—	22	—	22
Interest expense	(245)	(167)	142	737	467	(695)	(228)	—	(228)
Other, net	(133)	—	—	—	(133)	29	(104)	—	(104)

Income from continuing operations before income taxes	2,125	1	(168)	168	2,126	319	2,446	—	2,446
Income tax expense	(829)	—	—	—	(829)	(124)	(954)	—	(954)

Income from continuing operations	1,296	1	(168)	168	1,297	195	1,492	—	1,492
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $3,028)	—	(3,602)	—	—	(3,602)	—	(3,602)	—	(3,602)
Income tax benefit from discontinued operations	—	789	—	—	789	—	789	—	789

Loss from discontinued operations	—	(2,813)	—	—	(2,813)	—	(2,813)	—	(2,813)

Net income (loss)	$1,296	(2,812)	(168)	168	(1,516)	195	(1,321)	—	(1,321)

Segment assets	$116,957	40,739	(37,400)	—	120,296	39,071	159,367	(32,691)	126,676

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$1,424	227	—	—	1,651	239	1,890	—	1,890
Loss on sale of cattle and equipment	13	62	—	—	75	—	75	—	75
Discontinued Operations:
Depreciation and amortization	$—	755	—	—	755	—	755	—	755
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	3,769	—	—	3,769	—	3,769	—	3,769
Company Total:
Depreciation and amortization	$1,424	982	—	—	2,406	239	2,645	—	2,645
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	13	3,831	—	—	3,844	—	3,844	—	3,844

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $10,894 and $13,632, respectively.

	For the three months ended June 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$30,731	688	(688)	—	30,731	7,876	38,607	—	38,607
Cost of sales	21,472	339	(339)	(69)	21,403	6,086	27,489	—	27,489

Gross profit	9,259	349	(349)	69	9,328	1,790	11,118	—	11,118
Operating expenses excluding intangible asset amortization	8,501	280	(280)	—	8,501	1,147	9,648	—	9,648
Intangible asset amortization	294	—	—	—	294	478	772	—	772

Operating income	464	69	(69)	69	533	165	698	—	698
Interest income	473	—	(66)	(381)	26	—	26	—	26
Interest expense	(290)	(86)	66	381	70	(564)	(494)	—	(494)
Other, net	(46)	—	—	—	(46)	—	(46)	—	(46)

Income (loss) from continuing operations before income taxes	601	(17)	(69)	69	583	(399)	184	—	184
Income tax benefit (expense)	(233)	7	—	—	(226)	154	(72)	—	(72)

Income (loss) from continuing operations	367	(10)	(69)	69	357	(245)	112	—	112
Discontinued operations*:
Income from operations of discontinued Idaho Dairy and Colorado herd (including intangible asset amortization of $39)	—	553	—	—	553	—	553	—	553
Income tax expense from discontinued operations	—	(223)	—	—	(223)	—	(223)	—	(223)

Income from discontinued operations	—	330	—	—	330	—	330	—	330

Net income (loss)	$367	320	(69)	69	687	(245)	442	—	442

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$526	107	—	—	633	598	1,231	—	1,231
Loss on sale of cattle and equipment	—	22	—	—	22	—	22	—	22
Discontinued Operations:
Depreciation and amortization	$—	736	—	—	736	—	736	—	736
Loss on sale of cattle and equipment	—	306	—	—	306	—	306	—	306
Company Total:
Depreciation and amortization	$526	843	—	—	1,369	598	1,967	—	1,967
Loss on sale of cattle and equipment	—	328	—	—	328	—	328	—	328

*
Revenue and operating expenses associated with the discontinued dairy farm operations were $6,005 and $5,018, respectively.

	For the six months ended June 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$60,363	1,406	(1,406)	—	60,363	15,842	76,205	—	76,205
Cost of sales	42,141	719	(719)	(93)	42,048	12,308	54,357	—	54,357

Gross profit	18,222	687	(687)	93	18,315	3,534	21,848	—	21,848
Operating expenses excluding intangible asset amortization	16,819	594	(594)	—	16,819	2,394	19,213	—	19,213
Intangible asset amortization	588	—	—	—	588	969	1,557	—	1,557

Operating income	815	93	(93)	93	908	170	1,078	—	1,078
Interest income	974	—	(131)	(783)	61	—	61	—	61
Interest expense	(624)	(171)	131	783	119	(1,193)	(1,073)	—	(1,073)
Other, net	(87)	—	—	—	(87)	—	(87)	—	(87)

Income (loss) from continuing operations before income taxes	1,078	(78)	(93)	93	1,001	(1,023)	(21)	—	(21)
Income tax benefit (expense)	(419)	30	—	—	(389)	391	2	—	2

Income (loss) from continuing operations	658	(48)	(93)	93	612	(632)	(19)	—	(19)
Discontinued operations*:
Income from operations of discontinued Idaho Dairy and Colorado herd (including intangible asset amortization of $78)	—	379	—	—	379	—	379	—	379
Income tax expense from discontinued operations	—	(153)	—	—	(153)	—	(153)	—	(153)

Income from discontinued operations	—	226	—	—	226	—	226	—	226

Net income (loss)	$658	178	(93)	93	838	(632)	207	—	207

Segment assets	$119,709	43,318	(36,879)	—	126,148	35,580	161,728	(33,384)	128,344

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$992	213	—	—	1,205	1,151	2,356	—	2,356
Loss on sale of cattle and equipment	—	54	—	—	54	—	54	—	54
Discontinued Operations:
Depreciation and amortization	$—	1,467	—	—	1,467	—	1,467	—	1,467
Loss on sale of cattle and equipment	—	793	—	—	793	—	793	—	793
Company Total:
Depreciation and amortization	$992	1,680	—	—	2,672	1,151	3,823	—	3,823
Loss on sale of cattle and equipment	—	847	—	—	847	—	847	—	847

*
Revenue and operating expenses associated with the discontinued dairy farm operations were $11,349 and $10,076, respectively.

7. Earnings Per Share

      Earnings per share calculations were calculated as follows:

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

        Income (loss) from discontinued operations

  •
  Per basic share. Computed by dividing income (loss) from discontinued operations by the weighted average number of common shares outstanding.

  •
  Per diluted share. Computed by dividing income (loss) from discontinued operations by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.

        Net income (loss)

  •
  Per basic share. Computed by dividing net income (loss) by the weighted average number of common shares outstanding.

  •
  Per diluted share. Computed by dividing net income (loss) by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.

        The dilutive effect of stock options and their equivalents was calculated using the treasury stock method.

        Stock options to purchase 103,750 and 637,650 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended June 30, 2002 and June 30, 2001, respectively. Stock options to purchase 113,800 and 701,438 common shares were excluded from the treasury stock method calculations because they were antidilutive during the six months ended June 30, 2002 and June 30, 2001, respectively. The following table sets forth the calculation of earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Income (loss) from continuing operations	$647	112	1,492	(19)

Income (loss) from discontinued operations	$(294)	330	(2,813)	226

Net income (loss)	$353	442	(1,321)	207

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	10,153	9,911	10,126	9,900
Weighted average common equivalent shares issued during period	26	34	35	23

Weighted average common shares — basic	10,179	9,945	10,161	9,923
Weighted average common equivalent shares outstanding during period	438	131	428	113

Weighted average common shares — diluted	10,617	10,076	10,589	10,036

Income (loss) from continuing operations per basic share	$.06	.01	.15	—

Income (loss) from continuing operations per diluted share	$.06	.01	.14	—

Income (loss) from discontinued operations per basic share	$(.03)	.03	(.28)	.02

Income (loss) from discontinued operations per diluted share	$(.03)	.03	(.26)	.02

Net income (loss) per basic share	$.03	.04	(.13)	.02

Net income (loss) per diluted share	$.03	.04	(.12)	.02

8. Goodwill and Intangible Assets—Adoption of Statement 142

        At June 30, 2002 intangible assets consisted primarily of goodwill resulting from the Company's acquisition of Meadow Farms Limited and of Rachel's Dairy Limited in 2000 and 1999, respectively, The Organic Cow of Vermont brand name and the Juniper Valley Farms brand name. Effective January 1, 2002, all goodwill is no longer amortized. The brand names are amortized over their expected useful lives, which is fifteen years. Amortization is recorded using the straight-line method. The following table represents the effect of the adoption of this standard on income (loss) from continuing operations, the income (loss) from discontinued operations, and the net income (loss) for the three and six month periods ended June 30, 2001 and 2002, as well as the effect on the respective earnings (loss) per share for each period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (loss) from continuing operations	$647	112	1,492	(19)
Add back: Goodwill amortization, net of tax	—	275	—	569

As adjusted income from continuing operations	$647	387	1,492	550

Income (loss) from discontinued operations	$(294)	330	(2,813)	226
Add back: Goodwill amortization, net of tax	—	24	—	47

As adjusted income (loss) from discontinued operations	$(294)	354	(2,813)	273

Net income (loss)	$353	442	(1,321)	207
Add back: Goodwill amortization, net of tax	—	299	—	616

As adjusted net income (loss)	$353	741	(1,321)	823

Income (loss) from continuing operations per basic share	$.06	.01	.15	—
Add back: Goodwill amortization, net of tax per basic share	—	.03	—	.06

As adjusted income from continuing operations per basic share	$.06	.04	.15	.06

Income (loss) from continuing operations per diluted share	$.06	.01	.14	—
Add back: Goodwill amortization, net of tax per diluted share	—	.03	—	.06

As adjusted income from continuing operations per diluted share	$.06	.04	.14	.06

Income (loss) from discontinued operations per basic share	$(.03)	.03	(.28)	.02
Add back: Goodwill amortization, net of tax per basic share	—	—	—	—

As adjusted income (loss) from discontinued operations per basic share	$(.03)	.03	(.28)	.02

Income (loss) from discontinued operations per diluted share	$(.03)	.03	(.26)	.02
Add back: Goodwill amortization, net of tax per diluted share	—	—	—	—

As adjusted income (loss) from discontinued operations per diluted share	$(.03)	.03	(.26)	.02

Net income (loss) per basic share	$.03	.04	(.13)	.02
Add back: Goodwill amortization, net of tax per basic share	—	.03	—	.06

As adjusted net income (loss) per basic share	$.03	.07	(.13)	.08

Net income (loss) per diluted share	$.03	.04	(.12)	.02
Add back: Goodwill amortization, net of tax per diluted share	—	.03	—	.06

As adjusted net income (loss) per diluted share	$.03	.07	(.12)	.08

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2002, and accompanying notes included herein, our Annual Report on Form 10-K for the year ended December 31, 2001 and our Current Report on Form 8-K dated as of August 14, 2002. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors. These factors are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in Part I Item 1 under the heading "Risk Factors".

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

        Cost of sales includes the cost of raw materials including milk purchased from our Idaho Dairy and Colorado herd which are included in discontinued operations, processing fees, inbound freight costs, milk pooling charges and operating income or loss from our Maryland farm operations. The costs of our farm operations include all costs associated with the milk production from our Maryland organic dairy herd which is included in continuing operations. Such costs primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses and fixed asset depreciation. We depreciate our Maryland farm assets using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Cattle are depreciated using a straight-line method over five years commencing with their first milking and have a capitalized cost based on purchase price plus pre-production costs.

        We purchase most of our fluid milk supply from various organic farmers and cooperatives throughout the U.S. and the U.K. In the U.S., we generally have contracts with our suppliers with terms of one to three years. In the U.K., terms generally range anywhere from three months to five years. Prices are set based on butterfat content and quality testing criteria and most contracts require that we purchase minimum quantities of organic farm milk. If we cannot use the minimum amounts of milk we are required to purchase under these contracts, either as organic milk or in other organic dairy products, we sell the organic milk as conventional milk, which has a lower selling price. We record the difference between our purchase price for organic milk and the conventional milk price received by us in cost of sales.

        Processing fees include payments made to our dairy processors and juice processors to process and package raw ingredients into organic milk, dairy and juice products. Inbound freight costs include all raw material inbound shipping costs to the processors. Milk pooling charges include charges incurred by our processors as calculated by the Federal Milk Market Order System. Because the pooling charge assessments are received from the Market Administrators one month in arrears, we adjust the prior month's estimates to actual amounts charged.

        Gross profit includes net sales less cost of sales.

        Selling expenses consist of all expenses required to market and sell our products, including our direct selling, marketing and distribution costs.

        General and administrative costs are comprised of all costs of operations and corporate support not specifically included in any of the items above. Most of our depreciation expense, including that associated with our new enterprise resource planning system and general operations and accounting software, is included in this line item.

        Intangible assets amortization includes the amortization of intangible assets acquired from the Juniper Valley brand purchase in 1998, The Organic Cow of Vermont brand purchase in 1999 and certain intangibles acquired from the Meadow Farms acquisition in 2000. As of January 1, 2002 we adopted the provisions of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that all goodwill and certain identifiable intangible assets no longer be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. We performed the impairment reviews in accordance with the provisions of this statement as of January 1, 2002, and such reviews indicated that we had no intangible assets impairment at that date. We believe that there has been no intangible assets impairment since that date. Additionally, we expect to perform our intangible assets impairment review annually at the end of every August and at any other date when conditions exist that warrant impairment reviews to be done.

        Discontinued operations includes the net costs of our milk production from our Idaho Dairy and Colorado herd which are assets held for sale. Such cost factors primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses, fixed asset depreciation, goodwill amortization, interest expense and expected loss on disposal which includes transaction costs. We ceased depreciating our assets held for sale upon their classification as such and recognized on the measurement date of March 31, 2002 the expected loss on disposal at that time. Prior to the measurement date, we depreciated our Idaho Dairy and Colorado herd assets using the straight-line method over the estimated useful lives, which ranged from 3 to 27 years. Cattle were depreciated using a straight-line method over five years commencing with their first milking and had a capitalized cost based on purchase price plus pre-production costs. We follow generally accepted accounting principles for ceasing amortization of goodwill which took effect on January 1, 2002. Prior to January 1, 2002, goodwill associated with the Idaho Dairy was amortized and was included in discontinued operations with approximately $0.2 million amortized annually. As of June 30, 2002 because of delays in the anticipated closing schedule of the Idaho Dairy asset sale, we recognized an additional loss on disposal equaling the anticipated decline in sale price expected to be incurred during the 2002 third quarter which is equal to the depreciation charges that would have been recorded in that period. We currently anticipate that the Idaho Dairy asset sale will be closed during the fall of 2002.

Results of Operations

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

        Net Sales.    Net sales increased by 15.8%, or $6.1 million, to $44.7 million for the three months ended June 30, 2002 from $38.6 million for the comparable period in 2001. Net sales from U.S. operations increased 19.1%, or $5.9 million, to $36.6 million from $30.7 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 18.0%, or $3.9 million, to $25.8 million for the three months ended June 30, 2002 from $21.9 million for the comparable period in 2001.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 49.4%, or $4.6 million, to $13.8 million for the three months ended June 30, 2002 from $9.2 million for the comparable period in 2001. This increase was primarily due to expansion of UP milk to new customers throughout the period including new single serve milk sales to new and existing customers of $0.5 million.

  •
  Sales of traditional pasteurized fluid milk decreased 4.8%, or $0.6 million, to $12.0 million for the three months ended June 30, 2002 from $12.6 million for the comparable period in 2001.

    The decrease was primarily the result of some customers substituting UP milk for traditional pasteurized milk.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 47% traditional pasteurized fluid milk for the three months ended June 30, 2002 from 58% for the comparable period in 2001.

        Other Dairy

  •
  Sales of our other dairy products increased 24.4%, or $1.6 million, to $7.9 million for the three months ended June 30, 2002 from $6.3 million for the comparable period in 2001, due primarily to increased sales of our butter and cheese products.

  •
  Sales of butter increased 24.8%, or $0.4 million, to $2.1 million for the three months ended June 30, 2002 from $1.7 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of cheese increased 39.1%, or $0.4 million, to $1.5 million for the three months ended June 30, 2002 from $1.1 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants and other service providers, increased 23.4%, or $0.3 million, to $1.4 million for the three months ended June 30, 2002 from $1.1 million for the comparable period in 2001. This increase was primarily the result of our introduction of yogurt and single-serve milk products into approximately 2,500 Starbucks Corporation stores nationwide.

        Juice

  •
  Sales of our juice products were $2.0 million for the three months ended June 30, 2002, virtually unchanged from the comparable period in 2001.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 2.9%, or $0.2 million, to $8.1 million for the three months ended June 30, 2002 from $7.9 million in 2001. Expressed in British pounds, sales were essentially flat; however, shifts in the exchange rate in the two periods produced the dollar-denominated increase. This sales consistency was primarily due to our UK business transitioning significantly from lower priced private label product sales to higher priced Rachel's Organic branded product sales, which resulted in decreased sales volume offset by higher prices.

  •
  Net sales of Rachel's Organic products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 79.6%, or $1.6 million, to $3.7 million for the three months ended June 30, 2002 from $2.1 million for the comparable period in 2001.

  •
  We anticipate that the net sales of Rachel's Organic branded products will continue to increase as we continue our introduction of branded fluid milk under the Rachel's Organic brand. Previously, our fluid milk sales were either private label or branded under the Horizon Organic label. We determined to shift sales from the Horizon Organic label to leverage the existing strength of the Rachel's Organic brand. As part of our December 2001 agreement with Dairy Crest Limited, in February 2002 Dairy Crest began distributing Rachel's Organic branded fluid milk through its direct home delivery system. Also consistent with the agreement, Dairy Crest has replaced all of its branded organic fluid milk with Rachel's Organic fluid milk in grocery stores throughout the U.K. including select Sainsbury's and Tesco stores.

        Cost of Sales and Gross Profit.    Cost of sales increased 11.5%, or $3.1 million, to $30.6 million for the three months ended June 30, 2002 from $27.5 million for the comparable period in 2001. The increase in cost of sales was primarily the result of our increased sales. Gross profit increased 26.5%, or $3.0 million, to $14.1 million for the three months ended June 30, 2002 from $11.1 million for the comparable period in 2001. As a percentage of net sales, gross profit increased to 31.5% for the three months ended June 30, 2002 from 28.8% for the comparable period in 2001. Our gross profit in the U.S. increased to 33.0% for the three months ended June 30, 2002 from 30.4% for the comparable period in 2001 primarily due to increased efficiencies and economies of scale gained with our U.S. processors and partially due to better matching of supply and demand in our U.S. milk supply, and thus we sold less organic milk as conventional milk at lower conventional prices, versus the comparable three month period a year ago. Our gross profit in the U.K. increased to 24.5% for the three months ended June 30, 2002 from 22.7% for the comparable period in 2001. This was primarily the result of the increased Rachel's Organic branded sales, which we anticipate to be equal to private label sales by the end of the year. Branded product sales generally yield a higher gross profit than sales of private label products.

        Selling Expenses.    Selling expenses increased 29.4%, or $2.2 million, to $9.9 million for the three months ended June 30, 2002 from $7.7 million for the comparable period in 2001, driven primarily by increased trade, consumer promotion and billboard and national magazine advertising to support higher sales in the U.S. Our new advertising campaign, You Are What You Drink, was rolled out in February 2002 in our most highly developed markets including San Francisco, Los Angeles, Denver and New York. As a result, selling expenses as a percentage of net sales increased to 22.1% for the three months ended June 30, 2002 from 19.8% for the comparable period in 2001.

        General and Administrative Expenses.    General and administrative expenses increased 33.2%, or $0.7 million, to $2.7 million for the three months ended June 30, 2002 from $2.0 million for the comparable period in 2001. This increase was primarily due to increased overhead, including costs resulting from our commitment to corporate development such as consulting fees, and partially due to increased depreciation and administrative costs arising from the new information system installed in October 2001. As a result, our general and administrative expenses as a percentage of net sales increased to 6.0% in 2002 from 5.2% in 2001.

        Intangible Asset Amortization.    Amortization expense related to intangible assets decreased 57.8%, or $0.5 million, to $0.3 million for the three months ended June 30, 2002 from $0.8 million for the comparable period in 2001. This decrease was a result of our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that we cease to amortize goodwill and requires review for impairment at least annually in accordance with the provisions of this statement.

        Other Expense, Net.    Other expense, net decreased 76.3%, or $0.4 million, to $0.1 million for the three months ended June 30, 2002 from $0.5 million for the comparable period in 2001. The decrease was primarily attributable to a decrease in the average interest rate on our debt facilities and partially attributable to a decrease in our outstanding debt balances. Our average interest rate on our LIBOR-based debt facilities decreased to 4.4% for the three months ended June 30, 2002 from 7.2% for the comparable period in 2001.

        Income Tax Expense.    Income tax expense increased $0.3 million to $0.4 million for the three months ended June 30, 2002 from $0.1 million for the comparable period in 2001. Our effective income tax rate of 39.0% for the three months ended June 30, 2002 remained essentially unchanged from the comparable period in 2001.

        Income From Continuing Operations.    Income from continuing operations increased $0.5 million to $0.6 million for the three months ended June 30, 2002 from $0.1 million for the comparable period in 2001.

  •
  Income from continuing operations for U.S. operations increased $0.1 million to $0.5 million for the three months ended June 30, 2002 from $0.4 million for the comparable period in 2001.

  •
  Income (loss) from continuing operations for international operations increased $0.3 million to income of $0.1 million for the three months ended June 30, 2002 from a loss of $0.2 million for the comparable period in 2001.

        Income (Loss) From Discontinued Operations.    Income (loss) from discontinued operations decreased $0.6 million to a $0.3 million loss from discontinued operations for the three months ended June 30, 2002 from $0.3 million income from discontinued operations for the comparable period in 2001. The decrease was due to a $0.8 million increase in cost of sales, which consists of feed and cattle costs, of the Idaho Dairy and Colorado herd discontinued operations.

        If we had determined that the pending sale of our Idaho Dairy and Colorado herd assets had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Accordingly, for the three months ended June 30, 2002, an operating loss before interest and income taxes of $48,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $14.0 million for the three months ended June 30, 2002. For the three months ended June 30, 2001, operating income before interest, amortization and income taxes of $1.0 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $12.1 million for the three months ended June 30, 2001. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have remained $353,000, or $.03 per basic and diluted share, for the three months ended June 30, 2002, and our reported net income would have remained $442,000, or $.04 per basic and diluted share, for the three months ended June 30, 2001.

        Net Income.    Net income decreased approximately $90,000 to $0.35 million for the three months ended June 30, 2002 from $0.44 million for the comparable period in 2001.

  •
  Net income for U.S. operations decreased $0.46 million to $0.23 million for the three months ended June 30, 2002 from $0.69 million for the comparable period in 2001. The decrease was due to increased feed and cattle costs of the Idaho Dairy and Colorado herd discontinued operations.

  •
  Net income for international operations increased $0.37 million to net income of $0.12 million for the three months ended June 30, 2002 from a net loss of $0.25 million for the comparable period in 2001. The increase in net income was primarily due to the decrease in intangible assets amortization and partially due to decreased interest expense.

        Comprehensive Income.    Comprehensive income increased $2.2 million to $2.6 million for the three months ended June 30, 2002 from $0.4 million for the comparable period in 2001. This increase was due to $2.3 million unrealized gain on translation adjustment from the British pound to the U.S. dollar for the three months ended June 30, 2002, compared to less than $0.1 million unrealized loss on translation adjustment for the same period in 2001. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At June 30, 2002, December 31, 2001 and June 30, 2001, the British pound was worth approximately U.S. $1.533, U.S. $1.452 and U.S. $1.415, respectively.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

        Net Sales.    Net sales increased by 14.1%, or $10.7 million, to $86.9 million for the six months ended June 30, 2002 from $76.2 million for the comparable period in 2001. Net sales from U.S. operations increased 17.6%, or $10.6 million, to $71.0 million from $60.4 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 15.3%, or $6.6 million, to $49.9 million for the six months ended June 30, 2002 from $43.3 million for the comparable period in 2001.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 45.3%, or $8.0 million, to $25.7 million for the six months ended June 30, 2002 from $17.7 million for the comparable period in 2001. This increase was primarily due to expansion of UP milk to new customers throughout the period including new single serve milk sales of $0.8 million to new and existing customers.

  •
  Sales of traditional pasteurized fluid milk decreased 5.4%, or $1.4 million, to $24.2 million for the six months ended June 30, 2002 from $25.6 million for the comparable period in 2001. The decrease was primarily the result of some customers substituting UP milk for traditional pasteurized milk.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 49% traditional pasteurized fluid milk for the six months ended June 30, 2002 from 59% for the comparable period in 2001.

        Other Dairy

  •
  Sales of our other dairy products increased 26.7%, or $3.3 million, to $15.4 million for the six months ended June 30, 2002 from $12.1 million for the comparable period in 2001, due primarily to increased sales of our butter, cheese and cottage cheese products.

  •
  Sales of butter increased 53.5%, or $1.6 million, to $4.5 million for the six months ended June 30, 2002 from $2.9 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of cheese increased 22.5%, or $0.5 million, to $2.8 million for the six months ended June 30, 2002 from $2.3 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants and other service providers, increased 34.8%, or $0.7 million, to $2.7 million for the six months ended June 30, 2002 from $2.0 million for the comparable period in 2001. This increase was primarily the result of our introduction of yogurt and single-serve milk products into approximately 2,500 Starbucks Corporation stores nationwide.

        Juice

  •
  Sales of our juice products decreased 4.0%, or $0.2 million, to $3.9 million for the six months ended June 30, 2002, from $4.1 million for the comparable period in 2001. This decrease was primarily the result of an increase in sales during the first three months of 2001 as a result of a trade promotion that we discontinued.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 0.6%, or $0.1 million, to $15.9 million for the six months ended June 30, 2002 from $15.8 million in 2001. Expressed in British pounds, sales were essentially flat; however, shifts in the exchange rate in the two periods produced the dollar-denominated increase. This sales consistency was primarily due to our UK business transitioning significantly from lower priced private label product sales to higher priced Rachel's Organic branded product sales, which resulted in decreased sales volume offset by higher prices.

  •
  Net sales of Rachel's Organic products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 75.3%, or $3.1 million, to $7.2 million for the six months ended June 30, 2002 from $4.1 million for the comparable period in 2001.

  •
  We anticipate that the net sales of Rachel's Organic branded products will continue to increase as we continue our introduction of branded fluid milk under the Rachel's Organic brand. Previously, our fluid milk sales were either private label or branded under the Horizon Organic label. We determined to shift sales from the Horizon Organic label to leverage the existing strength of the Rachel's Organic brand. As part of our December 2001 agreement with Dairy Crest, in February 2002 Dairy Crest began distributing Rachel's Organic branded fluid milk through its direct home delivery system. Also consistent with the agreement, Dairy Crest has replaced all of its branded organic fluid milk with Rachel's Organic fluid milk in grocery stores throughout the U.K. including select Sainsbury's and Tesco stores.

        Cost of Sales and Gross Profit.    Cost of sales increased 8.6%, or $4.6 million, to $59.0 million for the six months ended June 30, 2002 from $54.4 million for the comparable period in 2001. The increase in cost of sales was primarily the result of our increased sales. Gross profit increased 27.8%, or $6.1 million, to $27.9 million for the six months ended June 30, 2002 from $21.8 million for the comparable period in 2001. As a percentage of net sales, gross profit increased to 32.1% for the six months ended June 30, 2002 from 28.7% for the comparable period in 2001. Our gross profit in the U.S. increased to 33.9% for the six months ended June 30, 2002 from 30.3% for the comparable period in 2001 primarily due to increased efficiencies and economies of scale gained with our U.S. processors and partially due to better matching of supply and demand in our U.S. milk supply, and thus we sold less organic milk as conventional milk at lower conventional prices, versus the comparable six month period a year ago. Our gross profit in the U.K. increased to 24.1% for the six months ended June 30, 2002 from 22.3% for the comparable period in 2001. This was primarily the result of the increased Rachel's Organic branded sales, which we anticipate to be equal to private label sales by the end of the year. Branded product sales are generally made at a higher gross profit than sales of private label products.

        Selling Expenses.    Selling expenses increased 26.4%, or $4.0 million, to $19.3 million for the six months ended June 30, 2002 from $15.3 million for the comparable period in 2001, driven primarily by increased trade, consumer promotion and billboard and national magazine advertising to support higher sales in the U.S. Our new advertising campaign, You Are What You Drink, was rolled out in February 2002 in our most highly developed markets including San Francisco, Los Angeles, Denver and New York. As a result, selling expenses as a percentage of net sales increased to 22.2% for the six months ended June 30, 2002 from 20.1% for the comparable period in 2001.

        General and Administrative Expenses.    General and administrative expenses increased 32.0%, or $1.3 million, to $5.2 million for the six months ended June 30, 2002 from $3.9 million for the comparable period in 2001. This increase was primarily due to increased overhead, including costs resulting from our commitment to corporate development such as consulting fees, and partially due to increased depreciation and administrative costs arising from the new information system installed in October 2001. As a result, our general and administrative expenses as a percentage of net sales increased to 6.0% in 2002 from 5.1% in 2001.

        Intangible Asset Amortization.    Amortization expense related to intangible assets decreased 58.2%, or $0.9 million, to $0.7 million for the six months ended June 30, 2002 from $1.6 million for the comparable period in 2001. This decrease was a result of our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that we cease to amortize goodwill and requires review for impairment at least annually in accordance with the provisions of this statement.

        Other Expense, Net.    Other expense, net decreased 71.7%, or $0.8 million, to $0.3 million for the six months ended June 30, 2002 from $1.1 million for the comparable period in 2001. The decrease was primarily attributable to a decrease in the average interest rate on our debt facilities and partially attributable to a decrease in our outstanding debt balances. Our average interest rate on our LIBOR-based debt facilities decreased to 4.4% for the six months ended June 30, 2002 from 7.7% for the comparable period in 2001.

        Income Tax Expense.    Income tax expense increased $1.0 million to $1.0 million for the six months ended June 30, 2002 from essentially no income tax expense for the comparable period in 2001. Our effective income tax rate was 39.0% for the six months ended June 30, 2002 as compared to an allocated income tax benefit rate of 9.4% for the comparable period in 2001. The tax benefit of the loss in 2001 was calculated at a lower effective rate due to the uncertainty at June 30, 2001, of our ability to utilize the loss from U.K. operations.

        Income From Continuing Operations.    Income from continuing operations increased $1.5 million to $1.5 million for the six months ended June 30, 2002 from essentially breakeven for the comparable period in 2001.

  •
  Income from continuing operations for U.S. operations increased $0.7 million to $1.3 for the six months ended June 30, 2002 from $0.6 million for the comparable period in 2001.

  •
  Income (loss) from continuing operations for international operations increased $0.8 million to income of $0.2 million for the six months ended June 30, 2002 from a loss of $0.6 million for the comparable period in 2001.

        Income (Loss) From Discontinued Operations.    Income (loss) from discontinued operations decreased $3.0 million to a $2.8 million loss from discontinued operations for the six months ended June 30, 2002 from $0.2 million income from discontinued operations for the comparable period in 2001. The decrease was primarily due to the anticipated loss on disposal of the Idaho Dairy and Colorado herd of $2.5 million after income taxes, and partially due to a $1.2 million increase in costs of sales, which consists of feed and cattle costs, of the Idaho Dairy and Colorado herd discontinued operations.

        If we had determined that the pending sale of our Idaho Dairy and Colorado herd assets had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Had we not determined to sell our Idaho Dairy and Colorado herd, the results of the Idaho Dairy and Colorado herd would not have included loss on disposal charges of $2.0 million, net of income taxes because we would not have incurred these anticipated losses associated with the disposal of the Idaho Dairy and Colorado herd. Accordingly, for the six months ended June 30, 2002, an operating loss before interest and income taxes of $0.5 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $27.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2001, operating income before interest, amortization and income taxes of $1.4 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $23.2 million for the six months ended June 30, 2001. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations and had not incurred an anticipated loss on disposal of $2.0 million, net of income taxes during 2002, we would have reported net income of $667,000, or $.07 per basic share and $.06 per diluted share, for the six months ended June 30, 2002, and our reported net income would have remained $207,000, or $.02 per basic and diluted share, for the six months ended June 30, 2001.

        Net Income (Loss).    Net income (loss) decreased $1.5 million to a loss of $1.3 million for the six months ended June 30, 2002 from net income of $0.2 million for the comparable period in 2001.

  •
  Net income (loss) for U.S. operations decreased $2.3 million to a loss of $1.5 million for the six months ended June 30, 2002 from net income of $0.8 million for the comparable period in 2001. The decrease was primarily due to the anticipated loss on disposal of the Idaho Dairy and Colorado herd and partially due to increased feed and cattle costs of the Idaho Dairy and Colorado herd discontinued operations.

  •
  Net income (loss) for international operations increased $0.8 million to net income of $0.2 million for the six months ended June 30, 2002 from a net loss of $0.6 million for the comparable period in 2001. The increase in net income was primarily due to the decrease in intangible assets amortization and partially due to decreased interest expense.

        Comprehensive Income (Loss).    Comprehensive income (loss) increased $1.9 million to comprehensive income of $.4 million for the six months ended June 30, 2002 from a comprehensive loss of $1.5 million for the comparable period in 2001. This increase was due to $1.7 million unrealized gain on translation adjustment from the British pound to the U.S. dollar for the six months ended

June 30, 2002, compared to $1.7 million unrealized loss on translation adjustment for the same period in 2001. The total net change of $3.4 million in foreign currency translation gain for the six months ended June 30, 2002 compared to the comparable period in 2001 fully offset a $1.5 million decrease in net income for the six months ended June 30, 2002 compared to the comparable period in 2001. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At June 30, 2002, December 31, 2001 and June 30, 2001, the British pound was worth approximately U.S. $1.533, U.S. $1.452 and U.S. $1.415, respectively.

Liquidity and Capital Resources

        We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

        Net cash provided by operations was $2.1 million for the six months ended June 30, 2002, an increase of $0.8 million from $1.3 million for the comparable period in 2001. Cash provided by operations in 2002 was primarily attributable to an increase in income as adjusted by the $2.5 million non-cash loss on the disposal of the Idaho Dairy and Colorado herd, amortization, and depreciation charges partially offset by primarily increased accounts receivable, inventory, and prepaid and other current assets. Cash provided by operations in 2001 was primarily attributable to increases in income as adjusted by amortization and depreciation and decreased receivables partially offset primarily by increased inventories and decreased trade accounts payable and accrued expenses.

        Net cash used in investing activities was $0.1 million for the six months ended June 30, 2002, a decrease of $0.5 million from $0.6 million for the comparable period in 2001. This decrease resulted primarily from $1.5 million of decreased purchases of property and equipment net of proceeds from equipment sales as compared to the same period in 2001, partially offset by $1.1 million decreased cash received from the Idaho Dairy and Colorado herd discontinued operations. Purchases in 2002 were primarily attributable to miscellaneous equipment and milk production equipment in addition to ongoing Maryland farm cattle purchases for herd maintenance. Purchases in 2001 were primarily attributable to the purchase of enterprise resource planning software.

        Net cash used in financing activities was $4.4 million for the six months ended June 30, 2002, an increase of $3.2 million from $1.2 for the comparable period in 2001. This increase in the use of cash in financing activities is due to our pay-downs of term debt and decreasing our outstanding credit line balance during the six month period ended June 30, 2002, compared to the comparable period in 2001 where pay-downs of term debt were partially offset by net borrowings against the line of credit.

        Our cash and cash equivalents were $1.3 million at June 30, 2002 and $1.9 million at June 30, 2001. We have a five year $25.0 million term loan with US Bank which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At June 30, 2002, the interest rate was 4.3%. At June 30, 2002 we had an outstanding balance of $19.4 million. In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest primarily at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At June 30, 2002, we had borrowed $16.1 million against the credit line facility in addition to credit line encumbrances of $2.5 million. Of this $16.1 million outstanding credit line balance, $13.9 million was at an interest rate of 4.3% and $2.2 million was at an adjustable interest rate of prime plus 0.75%, or 5.5%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date of May 31, 2003.

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

Significant Accounting Policies

        The significant accounting policies effective during the six months ended June 30, 2002 were consistent with those reported in the Company's Form 10-K for the year ended December 31, 2001 except for no longer amortizing goodwill as of the Company's adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that goodwill and certain identifiable intangible assets not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles with finite lives will continue to be amortized over their estimated useful lives. Additionally, the Company is reporting the Idaho Dairy and Colorado herd operations as discontinued operations and assets held for sale as of March 31, 2002 and has reclassified prior periods accordingly. Pursuant to SFAS 144, the Company ceased depreciating the related assets as of March 31, 2002 and wrote the assets down to the expected disposal value, less costs to sell. See Note 4.

Effect of Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. We adopted the provisions of SFAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets are not amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their useful lives. We do not believe the adoption of this statement will have an impact on our cash flows. We performed the impairment reviews in accordance with the provisions of this statement as of January 1, 2002, and such reviews indicated that we had no intangible assets impairment at that date. We believe that there has been no intangible assets impairment since that date. Additionally, we expect to perform our intangible assets impairment review annually at the end of every August and at any other date when conditions exist that warrant impairment reviews to be done. The effects of no goodwill impairment and the ceasing of goodwill amortization will increase our earnings from continuing operations before income taxes by approximately $1.8 million annually.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. We have adopted the provisions of SFAS 144 effective January 1, 2002, and we believe that our discontinued

operations as reported under SFAS 144 are the same as that which would have been reported had we continued to report under the accounting and reporting provisions of APB Opinion No. 30.

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

        Interest Rates.    At June 30, 2002, we had approximately $3.5 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rate (including current portion) at June 30, 2002 was $3.5 million, which was equal to the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at June 30, 2002, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $0.1 million. Additionally at June 30, 2002, we had approximately $39.3 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $0.4 million over a twelve month period.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

A)
The Company held its Annual Meeting of Stockholders on Tuesday, May 14, 2002.

B)
No response is required.

C)
The following matters were voted on by the stockholders at the Company's Annual Meeting of Stockholders:

i)
Three directors, Mark A. Retzloff, Charles F. Marcy and G. Irwin Gordon, were elected to hold office until the 2005 Annual Meeting of Stockholders. 6,357,202, 5,956,436, and 6,356,390 votes, respectively, were cast for the election of these directors, no votes were cast against the election of these directors, 530,721, 931,487, and 531,533 shares, respectively, were abstained from voting, and there were no Broker Non-Votes.

ii)
The stockholders ratified the election of Kathryn A. Paul and Cynthia T. Jamison to the Board of Directors pursuant to which they will serve until the 2004 Annual Meeting of Stockholders. 6,352,696 votes were cast for the ratification of the election of these directors, 22,491 votes were cast against the ratification of the election of these directors, 512,736 shares were abstained from voting and there were no Broker Non-Votes.

iii)
Approval of the amendment to the Company's 1998 Equity Incentive Plan to increase the number of shares available for issuance under the Plan by 750,000 shares, to an aggregate of 2,250,000 shares. 2,831,628 votes were cast for this resolution, 2,230,962 votes were cast against this resolution, 30,155 shares were abstained from voting and there were 1,795,178 Broker Non-Votes.

iv)
Ratification of the selection of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002. 6,847,814 votes were cast for this resolution, 30,753 votes were cast against this resolution, 9,356 shares were abstained from voting and there were no Broker Non-votes.

Item 6. Exhibits and Reports on Form 8-K

A)
Exhibits

        3.1+    Amended and Restated Certificate of Incorporation

        3.2+    Amended and Restated Bylaws of the Company

        99.1     Certificate of Horizon Organic Holding Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

        Exhibits identified above are incorporated by reference as follows:

        +        Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 333-51465

B)
Reports on Form 8-K

        On August 14, 2002, the Company filed one Current Report on Form 8-K. The Form 8-K was filed for the purpose of filing the Company's financial statements reflecting the Company's discontinued operations accounting treatment for its Idaho Dairy and Colorado herd operations.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON ORGANIC HOLDING CORPORATION
Date: August 14, 2002	/s/ THOMAS P. BRIGGS Thomas P. Briggs Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary (principal financial and accounting officer of the Company)

QuickLinks

HORIZON ORGANIC HOLDING CORPORATION Form 10-Q Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share amounts) As of June 30, 2002 (unaudited) and December 31, 2001
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts) For the three months ended June 30, 2002 and 2001 (unaudited)
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (In thousands, except per share amounts) For the six months ended June 30, 2002 and 2001 (unaudited)
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) For the six months ended June 30, 2002 and 2001 (unaudited)
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE