Form 10-Q
period 2002-09-30
HORIZON ORGANIC HOLDING CORP
filed 2002-11-14
CIK 1041255

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 000-24337

Horizon Organic Holding Corporation
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1405007
6311 Horizon Lane
Longmont, Colorado 80503
(303) 530-2711

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        As of October 31, 2002, the registrant had outstanding 10,261,609 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of September 30, 2002 (unaudited) and December 31, 2001

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$2,689	$3,534
Trade accounts receivable, less allowance for doubtful accounts of $190 in 2002 and $137 in 2001	19,955	19,211
Inventories	14,152	14,655
Assets held for sale	30,564	7,040
Deferred income tax assets	160	160
Prepaid and other current assets	4,773	3,162

Total current assets	72,293	47,762

Long-term assets held for sale	—	25,155
Property, Equipment and Cattle:
Cattle, net	1,216	1,060
Property and equipment, net	13,781	14,245

Total property, equipment and cattle	14,997	15,305

Other Assets:
Goodwill, net of accumulated amortization of $3,283 in 2002 and $3,054 in 2001	26,315	24,478
Other intangible assets, net of accumulated amortization of $4,798 in 2002 and $3,799 in 2001	13,369	14,332
Other assets, net	2,714	2,734

Total other assets	42,398	41,544

Total Assets	$129,688	$129,766

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$25,243	$7,306
Trade accounts payable	13,471	11,625
Other accrued expenses	9,998	6,946

Total current liabilities	48,712	25,877

Long-Term Liabilities:
Long-term debt, less current portion	15,229	40,313
Deferred income tax liabilities	2,883	2,822

Total long-term liabilities	18,112	43,135

Total liabilities	66,824	69,012

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,241,710 and 10,126,285 shares issued and outstanding in 2002 and 2001, respectively	10	10
Additional paid-in capital	61,018	60,153
Treasury stock, 3,641 shares at September 30, 2002 (at cost)	(62)	—
Accumulated other comprehensive income (loss)—foreign currency translation adjustment	1,119	(1,185)
Retained earnings	779	1,776

Total stockholders' equity	62,864	60,754

Total Liabilities and Stockholders' Equity	$129,688	$129,766

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the three months ended September 30, 2002 and 2001

(unaudited)

	2002	2001
Net sales	$47,631	$39,009
Cost of sales	32,681	27,202

Gross profit	14,950	11,807

Operating expenses:
Selling	10,762	7,900
General and administrative	2,490	1,947
Intangible asset amortization	328	778

Total operating expenses	13,580	10,625

Operating income	1,370	1,182

Other income (expense), net:
Interest income	11	24
Interest expense	(99)	(453)
Other, net	(96)	(48)

Total other expense, net	(184)	(477)

Income from continuing operations before income taxes	1,186	705
Income tax expense	(463)	(281)

Income from continuing operations	723	424
Discontinued operations (Note 4):
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $855 in 2002)	(654)	282
Income tax benefit (expense) from discontinued operations	255	(114)

Income (loss) from discontinued operations	(399)	168

Net income	$324	$592

Income from continuing operations per basic and diluted share	$.07	$.04

Income (loss) from discontinued operations per basic and diluted share	$(.04)	$.02

Net income per basic and diluted share	$.03	$.06

Weighted average shares outstanding:
Basic	10,221	10,068
Diluted	10,556	10,333
Comprehensive income:
Net income	$324	$592
Foreign currency translation adjustment	594	1,304

Comprehensive income	$918	$1,896

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the nine months ended September 30, 2002 and 2001

(unaudited)

	2002	2001
Net sales	$134,561	$115,214
Cost of sales	91,694	81,558

Gross profit	42,867	33,656

Operating expenses:
Selling	30,093	23,191
General and administrative	7,669	5,869
Intangible asset amortization	979	2,336

Total operating expenses	38,741	31,396

Operating income	4,126	2,260

Other income (expense), net:
Interest income	33	84
Interest expense, net of interest capitalized of $60 in 2001	(328)	(1,526)
Other, net	(200)	(135)

Total other expense, net	(495)	(1,577)

Income from continuing operations before income taxes	3,631	683
Income tax expense	(1,416)	(279)

Income from continuing operations	2,215	404
Discontinued operations (Note 4):
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $3,883 in 2002)	(4,256)	661
Income tax benefit (expense) from discontinued operations	1,044	(266)

Income (loss) from discontinued operations	(3,212)	395

Net income (loss)	$(997)	$799

Income from continuing operations per basic share	$.22	$.04

Income from continuing operations per diluted share	$.21	$.04

Income (loss) from discontinued operations per basic share	$(.32)	$.04

Income (loss) from discontinued operations per diluted share	$(.30)	$.04

Net income (loss) per basic share	$(.10)	$.08

Net income (loss) per diluted share	$(.09)	$.08

Weighted average shares outstanding:
Basic	10,181	9,972
Diluted	10,574	10,136
Comprehensive income:
Net income (loss)	$(997)	$799
Foreign currency translation adjustment	2,305	(401)

Comprehensive income	$1,308	$398

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the nine months ended September 30, 2002 and 2001

(unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(997)	$799
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss (income) from discontinued operations, net of income taxes	228	(395)
Loss from anticipated sale of Idaho and Colorado farm operations, net of income taxes	2,985	—
Provision for doubtful accounts	225	36
Depreciation and amortization	2,828	3,620
Loss on sale of cattle and equipment	119	82
Deferred income taxes	41	8
Noncash payments for director services	30	18
Changes in operating assets and liabilities:
Trade accounts receivable	(653)	(55)
Inventories	553	426
Prepaid and other current assets	(1,529)	144
Other assets	14	12
Trade accounts payable	1,646	(661)
Other accrued expenses	2,401	962
Income taxes payable	—	498

Net cash provided by operating activities	7,891	5,494

Cash flows from investing activities:
Net cash generated by (used in) discontinued operations	(1,168)	1,677
Purchases of property and equipment	(972)	(2,984)
Proceeds from equipment sales	178	6
Purchases of cattle	(611)	(508)
Proceeds from cattle sales	200	187
Other assets	(123)	(186)
Purchases of treasury stock	(62)	—

Net cash used in investing activities	(2,558)	(1,808)

Cash flows from financing activities:
Repayments of long-term line of credit	(1,865)	(475)
Proceeds from long-term debt, other than line of credit	—	644
Repayments of long-term debt, other than line of credit	(5,311)	(4,693)
Proceeds from exercise of stock options	777	620
Proceeds from issuance of common stock under ESPP	58	58

Net cash used in financing activities	(6,341)	(3,846)
Effect of exchange rate changes on cash	163	31

Net decrease in cash and cash equivalents	(845)	(129)
Cash and cash equivalents at beginning of period	3,534	2,438

Cash and cash equivalents at end of period	$2,689	$2,309

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including $1,302 and $1,285 included in/allocated to discontinued operations for the nine months ended September 30, 2002 and 2001, respectively	$1,657	$3,307

Cash paid during the period for income taxes	$909	$48

Noncash investing and financing activities:
Additional capital lease obligations	$—	$644

Common stock issued to outside directors	$30	$18

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

        The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Summary of Critical Accounting Policies

        The critical accounting policies effective during the nine months ended September 30, 2002 were consistent with the significant accounting policies reported in the Company's Form 10-K for the year ended December 31, 2001 except for no longer amortizing goodwill as of the Company's adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that goodwill and certain identifiable intangible assets not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles with finite lives will continue to be amortized over their estimated useful lives. Additionally, the Company is reporting the Idaho Dairy and Colorado herd operations as discontinued operations and assets held for sale beginning March 31, 2002 and has reclassified prior periods accordingly. Pursuant to SFAS 144, the Company ceased depreciating the related assets as of March 31, 2002 and wrote the assets down to the expected disposal value, less costs to sell. See note 4.

3. Translation of Foreign Currencies

        The accounts of the Company's subsidiaries in the United Kingdom were measured using the local currency, which has been designated as the functional currency. Assets and liabilities were translated at the exchange rate in effect at the end of the period. Revenue and expenses were translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period were included in comprehensive income (loss) in stockholders' equity.

4. Discontinued Operations

        On March 31, 2002, the Company determined that its Idaho Dairy and Colorado herd operations met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company has a plan in place to sell the assets of the Idaho Dairy. The Colorado herd has been transferred to the Idaho Dairy as of September 30, 2002 in connection with the September 30, 2002 termination of the Dairy Herd Management and Supply Agreement with Aurora Dairy Corporation for the Colorado herd. The Company is in negotiations for the sale of the Idaho Dairy, including the transferred Colorado herd, to an experienced dairy farmer and for a long-term supply agreement with the buyer for organic fluid milk. The Company expects to finalize the transaction by December 31, 2002.

        The terms of the anticipated Idaho Dairy sale agreement contemplate a sale price based on net book value, which assumes that depreciation of the cattle and fixed assets would continue from the time the terms were agreed to until the sale closes. Consequently, the resulting price of the Idaho Dairy continues to decrease over time. However, pursuant to SFAS 144, the Company ceased depreciating the related assets as of the measurement date, which was March 31, 2002. Therefore, the net book value of the assets held for sale does not decrease from an increase in accumulated depreciation since the measurement date; but it does decrease for the decrease in anticipated sale price under the contemplated sale agreement subsequent to the measurement date. Because of the resulting differences due to depreciation between the anticipated net book value and the anticipated selling price, the Company recognized a loss on disposal of discontinued operations consistent with depreciation through the expected December 31, 2002 sale close date of $0.8 million and $2.3 million for the three and nine months ended September 30, 2002, respectively. If the Company is unable to finalize the transaction by December 31, 2002, an additional loss on disposal will be recognized by the Company equaling the amount of depreciation that would be expected up to the anticipated date of finalizing the transaction.

        The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group. Included in the loss from discontinued operations, before income taxes and including closing and transaction fees and the decrease in anticipated sale price due to depreciation, for the three and nine months ended September 30, 2002 was an estimated loss on disposal of the Idaho Dairy of $0.8 million and $3.5 million, respectively, and an actual loss on disposal of the Colorado herd of $0.1 million and $0.4 million, respectively. The following unaudited financial data presents the combined results of operations for the Idaho Dairy and Colorado herd for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	$5,462	$5,867	$16,356	$17,215
Cost of sales excluding cattle depreciation	3,339	2,953	10,092	8,533
Cattle depreciation	—	451	494	1,334

Gross profit	2,123	2,463	5,770	7,348

Operating expenses excluding fixed asset depreciation	1,500	1,472	4,609	4,502
Fixed asset depreciation	—	259	248	764
Loss on disposal	855	—	3,883	—
Goodwill amortization	—	39	—	117

Operating income (loss)	(232)	693	(2,970)	1,965

Interest expense, net	422	411	1,286	1,304

Income (loss) before income taxes	(654)	282	(4,256)	661
Income tax (expense) benefit	255	(114)	1,044	(266)

Net income (loss)	$(399)	$168	$(3,212)	$395

        The following unaudited proforma financial data presents the results of operations for the Idaho Dairy and Colorado herd for the three and nine months ended September 30, 2002, if the Company had concluded that its Idaho Dairy operation had not met the definition of a disposal group under SFAS 144 and if the Company had not determined to sell its Idaho Dairy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	$5,462	$5,867	$16,356	$17,215
Cost of sales excluding cattle depreciation	3,339	2,953	10,092	8,533
Cattle depreciation	489	451	1,496	1,334

Gross profit	1,634	2,463	4,768	7,348

Operating expenses excluding fixed asset depreciation	1,500	1,472	4,609	4,502
Fixed asset depreciation	266	259	778	764
Loss on disposal	217	—	217	—
Goodwill amortization	—	39	—	117

Operating income (loss)	(349)	693	(836)	1,965

Interest	422	411	1,286	1,304

Income (loss) before income taxes	(771)	282	(2,122)	661
Income tax (expense) benefit	301	(114)	828	(266)

Net income (loss)	$(470)	$168	$(1,294)	$395

        Additionally, approximately $28.7 million of the Idaho Dairy assets expected to be disposed of, including the transferred Colorado herd, have been classified as current assets held for sale at September 30, 2002. This compares to $27.3 million at June 30, 2002, $28.4 million at March 31, 2002 and $5.2 million of current assets held for sale and $25.2 million of long-term assets held for sale as of December 31, 2001, which were reclassified from the 2001 presentation to conform to the 2002 presentation while maintaining their respective current and long-term classifications. Pursuant to SFAS 142, the Company wrote the assets down to the expected disposal value, less costs to sell. The Company expects to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt. At September 30, 2002, the amount of long-term debt to be repaid on the Company's Senior Secured Term Loan and credit line facilities with US Bank National Association (US Bank) were not determinable and as such, the outstanding debt balances of these loans were classified as current or long-term consistent with their contractual maturity dates.

5. Long-term Debt

        The Company has a $25.0 million Senior Secured Term Loan with US Bank National Association with a due date of May 31, 2005. The note bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75% (4.4% at September 30, 2002) with quarterly principal payments. At September 30, 2002, the outstanding principal balance of this note was $18.6 million. Interest payments are made in conjunction with LIBOR pricing maturity dates.

        The Company has a $25.0 million credit line facility with US Bank. The credit line is collateral-based, has a May 31, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75% (4.4% at September 30, 2002). At September 30, 2002, the Company had borrowed $14.8 million against the credit line facility in addition to letter of credit encumbrances of $2.5 million. Of this $14.8 million outstanding line of credit balance, $13.6 million was at an interest rate of 4.4% and $1.2 million was at an adjustable interest rate of prime plus 0.75% (5.5% at September 30, 2002). Total availability under the line of credit was $7.7 million at September 30, 2002. This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.

6. Reportable Segments

        The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products. The following table sets forth selected segment data for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	For the three months ended September 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$39,295	$623	$(623)	$—	$39,295	$8,336	$47,631	$—	$47,631
Cost of sales	26,254	391	(391)	24	26,278	6,403	32,681	—	32,681

Gross profit	13,041	232	(232)	(24)	13,017	1,933	14,950	—	14,950
Operating expenses excluding intangible asset amortization	11,663	256	(256)	—	11,663	1,589	13,252	—	13,252
Intangible asset amortization	294	—	—	—	294	34	328	—	328

Operating income (loss)	1,084	(24)	24	(24)	1,060	310	1,370	—	1,370
Interest income	430	—	(70)	(349)	11	—	11	—	11
Interest expense	(101)	(82)	70	349	236	(335)	(99)	—	(99)
Other, net	(72)	—	—	—	(72)	(24)	(96)	—	(96)

Income (loss) from continuing operations before income taxes	1,341	(106)	24	(24)	1,235	(49)	1,186	—	1,186
Income tax benefit (expense)	(523)	41	—	—	(482)	19	(463)	—	(463)

Income (loss) from continuing operations	818	(65)	24	(24)	753	(30)	723	—	723
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $855)	—	(654)	—	—	(654)	—	(654)	—	(654)
Income tax benefit from discontinued operations	—	255	—	—	255	—	255	—	255

Loss from discontinued operations	—	(399)	—	—	(399)	—	(399)	—	(399)

Net income (loss)	$818	$(464)	$24	$(24)	$354	$(30)	$324	$—	$324

        The following additional supplemental information is included above:

	For the three months ended September 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Continuing Operations:
Depreciation and amortization	$737	$117	$—	$—	$854	$84	$938	$—	$938
Loss on sale of cattle and equipment	(1)	45	—	—	44	—	44	—	44
Discontinued Operations:
Depreciation and amortization	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,213	—	—	1,213	—	1,213	—	1,213
Company Total:
Depreciation and amortization	$737	$117	$—	$—	$854	$84	$938	$—	$938
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	(1)	1,258	—	—	1,257	—	1,257	—	1,257

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $5,462 and $5,694, respectively.

	For the nine months ended September 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$110,289	$2,095	$(2,095)	$—	$110,289	$24,272	$134,561	$—	$134,561
Cost of sales	73,332	1,177	(1,177)	(144)	73,188	18,506	91,694	—	91,694

Gross profit	36,957	917	(917)	144	37,101	5,766	42,867	—	42,867
Operating expenses excluding intangible asset amortization	33,388	773	(773)	—	33,388	4,374	37,762	—	37,762
Intangible asset amortization	882	—	—	—	882	97	979	—	979

Operating income	2,687	144	(144)	144	2,831	1,295	4,126	—	4,126
Interest income	1,332	—	(212)	(1,086)	33	—	33	—	33
Interest expense	(347)	(249)	212	1,086	702	(1,030)	(328)	—	(328)
Other, net	(204)	—	—	—	(204)	5	(200)	—	(200)

Income (loss) from continuing operations before income taxes	3,468	(105)	(144)	144	3,362	269	3,631	—	3,631
Income tax benefit (expense)	(1,352)	41	—	—	(1,311)	(105)	(1,416)	—	(1,416)

Income (loss) from continuing operations	2,116	(64)	(144)	144	2,051	164	2,215	—	2,215
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $3,883)	—	(4,256)	—	—	(4,256)	—	(4,256)	—	(4,256)
Income tax benefit from discontinued operations	—	1,044	—	—	1,044	—	1,044	—	1,044

Loss from discontinued operations	—	(3,212)	—	—	(3,212)	—	(3,212)	—	(3,212)

Net income (loss)	$2,116	$(3,276)	$(144)	$144	$(1,161)	$164	$(997)	$—	$(997)

Segment assets	$116,663	$40,351	$(34,821)	$—	$122,193	$40,250	$162,443	$(32,755)	$129,688

        The following additional supplemental information is included above:

	For the nine months ended September 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Continuing Operations:
Depreciation and amortization	$2,161	$344	$—	$—	$2,505	$323	$2,828	$—	$2,828
Loss on sale of cattle and equipment	12	107	—	—	119	—	119	—	119
Discontinued Operations:
Depreciation and amortization	$—	$755	$—	$—	$755	$—	$755	$—	$755
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	4,982	—	—	4,982	—	4,982	—	4,982
Company Total:
Depreciation and amortization	$2,161	$1,099	$—	$—	$3,260	$323	$3,583	$—	$3,583
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	12	5,089	—	—	5,101	—	5,101	—	5,101

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $16,356 and $19,326, respectively.

	For the three months ended September 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$31,335	$659	$(659)	$—	$31,335	$7,673	$39,009	$—	$39,009
Cost of sales	21,373	336	(336)	—	21,373	5,828	27,202	—	27,202

Gross profit	9,962	323	(323)	—	9,962	1,845	11,807	—	11,807
Operating expenses excluding intangible asset amortization	8,689	323	(323)	—	8,689	1,158	9,847	—	9,847
Intangible asset amortization	294	—	—	—	294	484	778	—	778

Operating income	979	—	—	—	979	203	1,182	—	1,182
Interest income	453	—	(67)	(362)	24	—	24	—	24
Interest expense	(260)	(82)	67	362	86	(540)	(453)	—	(453)
Other, net	(48)	—	—	—	(48)	—	(48)	—	(48)

Income (loss) from continuing operations before income taxes	1,124	(82)	—	—	1,041	(337)	705	—	705
Income tax benefit (expense)	(449)	33	—	—	(416)	135	(281)	—	(281)
Income (loss) from continuing operations	675	(49)	—	—	625	(202)	424	—	424
Discontinued operations*:
Income from operations of discontinued Idaho Dairy and Colorado herd (including intangible asset amortization of $39)	—	282	—	—	282	—	282	—	282
Income tax expense from discontinued operations	—	(114)	—	—	(114)	—	(114)	—	(114)

Income from discontinued operations	—	168	—	—	168	—	168	—	168

Net income (loss)	$675	$119	$—	$—	$794	$(202)	$592	$—	$592

        The following additional supplemental information is included above:

	For the three months ended September 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Continuing Operations:
Depreciation and amortization	$533	$112	$—	$—	$645	$619	$1,264	$—	$1,264
Loss on sale of cattle and equipment	—	28	—	—	28	—	28	—	28
Discontinued Operations:
Depreciation and amortization	$—	$749	$—	$—	$749	$—	$749	$—	$749
Loss on sale of cattle and equipment	—	347	—	—	347	—	347	—	347
Company Total:
Depreciation and amortization	$533	$861	$—	$—	$1,394	$619	$2,013	$—	$2,013
Loss on sale of cattle and equipment	—	375	—	—	375	—	375	—	375

*
Revenue and operating expenses associated with the discontinued dairy farm operations were $5,866 and $5,174, respectively.

	For the nine months ended September 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$91,698	$2,065	$(2,065)	$—	$91,698	$23,516	$115,214	$—	$115,214
Cost of sales	63,514	1,055	(1,055)	(93)	63,421	18,137	81,558	—	81,558

Gross profit	28,184	1,010	(1,010)	93	28,277	5,379	33,656	—	33,656
Operating expenses excluding intangible asset amortization	25,508	917	(917)	—	25,508	3,552	29,060	—	29,060
Intangible asset amortization	882	—	—	—	882	1,453	2,336	—	2,336

Operating income	1,794	93	(93)	93	1,887	373	2,260	—	2,260
Interest income	1,428	—	(197)	(1,145)	84	—	84	—	84
Interest expense	(883)	(253)	197	1,145	206	(1,732)	(1,526)	—	(1,526)
Other, net	(135)	—	—	—	(135)	—	(135)	—	(135)

Income (loss) from continuing operations before income taxes	2,204	(160)	(93)	93	2,042	(1,359)	683	—	683
Income tax benefit (expense)	(868)	63	—	—	(805)	525	(279)	—	(279)

Income (loss) from continuing operations	1,335	(97)	(93)	93	1,238	(834)	404	—	404
Discontinued operations*:
Income from operations of discontinued Idaho Dairy and Colorado herd (including intangible asset amortization of $117)	—	661	—	—	661	—	661	—	661
Income tax expense from discontinued operations	—	(266)	—	—	(266)	—	(266)	—	(266)

Income from discontinued operations	—	395	—	—	395	—	395	—	395

Net income (loss)	$1,335	$298	$(93)	$93	$1,633	$(834)	$799	$—	$799

Segment assets	$117,593	$43,878	$(35,647)	$—	$125,824	$36,773	$162,597	$(33,125)	$129,473

        The following additional supplemental information is included above:

	For the nine months ended September 30, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Continuing Operations:
Depreciation and amortization	$1,525	$325	$—	$—	$1,850	$1,770	$3,620	$—	$3,620
Loss on sale of cattle and equipment	—	82	—	—	82	—	82	—	82
Discontinued Operations:
Depreciation and amortization	$—	$2,216	$—	$—	$2,216	$—	$2,216	$—	$2,216
Loss on sale of cattle and equipment	—	1,140	—	—	1,140	—	1,140	—	1,140
Company Total:
Depreciation and amortization	$1,525	$2,541	$—	$—	$4,066	$1,770	$5,836	$—	$5,836
Loss on sale of cattle and equipment	—	1,222	—	—	1,222	—	1,222	—	1,222

*
Revenue and operating expenses associated with the discontinued dairy farm operations were $17,215 and $15,250, respectively.

7. Earnings Per Share

    Earnings per share calculations were calculated as follows:

        Income from continuing operations

  •
  Per basic share. Computed by dividing income from continuing operations by the weighted average number of common shares outstanding.

  •
  Per diluted share. Computed by dividing income from continuing operations by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.

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

        Stock options to purchase 146,050 and 116,250 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended September 30, 2002 and September 30, 2001, respectively. Stock options to purchase 142,050 and 546,650 common shares were excluded from the treasury stock method calculations because they were antidilutive during the nine months ended September 30, 2002 and September 30, 2001, respectively. The following table sets forth the calculation of earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Income from continuing operations	$723	$424	$2,215	$404

Income (loss) from discontinued operations	$(399)	$168	$(3,212)	$395

Net income (loss)	$324	$592	$(997)	$799

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	10,194	9,992	10,126	9,900
Weighted average common equivalent shares issued during period	27	76	55	72

Weighted average common shares—basic	10,221	10,068	10,181	9,972
Weighted average common equivalent shares outstanding during period	335	265	393	164

Weighted average common shares—diluted	10,556	10,333	10,574	10,136

Income from continuing operations per basic share	$.07	$.04	$.22	$.04

Income from continuing operations per diluted share	$.07	$.04	$.21	$.04

Income (loss) from discontinued operations per basic share	$(.04)	$.02	$(.32)	$.04

Income (loss) from discontinued operations per diluted share	$(.04)	$.02	$(.30)	$.04

Net income (loss) per basic share	$.03	$.06	$(.10)	$.08

Net income (loss) per diluted share	$.03	$.06	$(.09)	$.08

8. Goodwill and Intangible Assets—Adoption of Statement 142

        At September 30, 2002 intangible assets consisted primarily of goodwill resulting from the Company's acquisition of Meadow Farms Limited and of Rachel's Dairy Limited in 2000 and 1999, respectively, The Organic Cow of Vermont brand name and the Juniper Valley Farms brand name. Effective January 1, 2002, all goodwill is no longer amortized. The brand names are amortized over their expected useful lives, which is fifteen years. Amortization is recorded using the straight-line method. The following table presents the effect of the adoption of this standard on income from continuing operations, income (loss) from discontinued operations, and net income (loss) for the three and nine month periods ended September 30, 2001 and 2002, as well as the effect on the respective earnings (loss) per share for each period (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine MonthsEnded September 30,
	2002		2001		2002		2001
Income from continuing operations		$723		$424		$2,215		$404
Add back: Goodwill amortization, net of tax		—		272		—		840

As adjusted income from continuing operations		$723		$696		$2,215		$1,244

Income (loss) from discontinued operations		$(399)		$168		$(3,212)		$395
Add back: Goodwill amortization, net of tax		—		23		—		71

As adjusted income (loss) from discontinued operations		$(399)		$191		$(3,212)		$466

Net income (loss)		$324		$592		$(997)		$799
Add back: Goodwill amortization, net of tax		—		295		—		911

As adjusted net income (loss)		$324		$887		$(997)		$1,710

Income from continuing operations per basic share	$	..07	$	..04	$	..22	$	..04
Add back: Goodwill amortization, net of tax per basic share		—		.03		—		.08

As adjusted income from continuing operations per basic share		$.07		$.07		$.22		$.12

Income from continuing operations per diluted share	$	..07	$	..04	$	..21	$	..04
Add back: Goodwill amortization, net of tax per diluted share		—		.03		—		.08

As adjusted income from continuing operations per diluted share		$.07		$.07		$.21		$.12

Income (loss) from discontinued operations per basic share		$(.04)	$	..02		$(.32)	$	..04
Add back: Goodwill amortization, net of tax per basic share		—		—		—		.01

As adjusted income (loss) from discontinued operations per basic share		$(.04)		$.02		$(.32)		$.05

Income (loss) from discontinued operations per diluted share		$(.04)	$	..02		$(.30)	$	..04
Add back: Goodwill amortization, net of tax per diluted share		—		—		—		.01

As adjusted income (loss) from discontinued operations per diluted share		$(.04)		$.02		$(.30)		$.05

Net income (loss) per basic share	$	..03	$	..06		$(.10)	$	..08
Add back: Goodwill amortization, net of tax per basic share		—		.03		—		.09

As adjusted net income (loss) per basic share		$.03		$.09		$(.10)		$.17

Net income (loss) per diluted share	$	..03	$	..06		$(.09)	$	..08
Add back: Goodwill amortization, net of tax per diluted share		—		.03		—		.09

As adjusted net income (loss) per diluted share		$.03		$.09		$(.09)		$.17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2002, and accompanying notes included herein, our Annual Report on Form 10-K for the year ended December 31, 2001 and our Current Report on Form 8-K dated as of August 14, 2002. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors. These factors are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in Part I Item 1 under the heading "Risk Factors".

Presentation Overview

        We derive revenue primarily through product sales. Net sales include product sales, less product returns, if any, and allowances. Product sales are comprised primarily of sales of organic fluid milk, organic yogurts, organic butters, organic cheeses and organic juices. Revenue is generally recognized at the time title transfers, which is upon shipment to or pickup by a customer.

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

        Intangible assets amortization includes the amortization of intangible assets acquired from the Juniper Valley brand purchase in 1998, The Organic Cow of Vermont brand purchase in 1999 and certain intangibles acquired from the Meadow Farms acquisition in 2000. As of January 1, 2002 we adopted the provisions of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that all goodwill and certain identifiable intangible assets no longer be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. We performed the impairment reviews in accordance with the provisions of this statement as of January 1, 2002 and as of August 31, 2002, and such reviews indicated that we had no intangible assets impairment at those dates. We believe that there has been no intangible assets impairment since our latest test date. Additionally, we expect to perform our intangible assets impairment review annually at the end of every August and at any other date when conditions exist that warrant impairment reviews to be done.

        Discontinued operations includes the net costs of our milk production from our Idaho Dairy and Colorado herd which are assets held for sale. Such cost factors primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses, fixed asset depreciation, goodwill amortization, interest expense and expected loss on disposal which includes transaction costs. We ceased depreciating our assets held for sale upon their classification as such and recognized on the measurement date of March 31, 2002 the expected loss on disposal at that time. Prior to the measurement date, we depreciated our Idaho Dairy and Colorado herd assets using the straight-line method over the estimated useful lives, which ranged from 3 to 27 years. Cattle were depreciated using a straight-line method over five years commencing with their first milking and had a capitalized cost based on purchase price plus pre-production costs. We follow generally accepted accounting principles for ceasing amortization of goodwill which took effect on January 1, 2002. Prior to January 1, 2002, goodwill associated with the Idaho Dairy was amortized and was included in discontinued operations with approximately $0.2 million amortized annually. As of September 30, 2002 because of delays in the anticipated closing schedule of the Idaho Dairy asset sale, we recognized an additional loss on disposal equaling the anticipated decline in sale price expected to be incurred during the 2002 fourth quarter which is equal to the depreciation charges that would have been recorded in that period including an additional $0.1 million in anticipated disposal costs. We currently anticipate that the Idaho Dairy asset sale will be closed by December 31, 2002.

Results of Operations

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

        Net Sales.    Net sales increased by 22.1%, or $8.6 million, to $47.6 million for the three months ended September 30, 2002 from $39.0 million for the comparable period in 2001. Net sales from U.S. operations increased 25.4%, or $8.0 million, to $39.3 million from $31.3 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 24.3%, or $5.4 million, to $27.7 million for the three months ended September 30, 2002 from $22.3 million for the comparable period in 2001.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 51.0%, or $5.1 million, to $15.1 million for the three months ended September 30, 2002 from $10.0 million for the comparable period in

  2001. This increase was primarily due to expansion of UP milk to new customers throughout the period including new single serve milk sales.

  •
  Sales of traditional pasteurized fluid milk increased 2.5%, or $0.3 million, to $12.6 million for the three months ended September 30, 2002 from $12.3 million for the comparable period in 2001. The increase was primarily the result of new customers.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 45% traditional pasteurized fluid milk for the three months ended September 30, 2002 from 55% for the comparable period in 2001.

        Other Dairy

  •
  Sales of our other dairy products increased 27.4%, or $1.8 million, to $8.4 million for the three months ended September 30, 2002 from $6.6 million for the comparable period in 2001, due primarily to increased sales of our butter, cheese and cottage cheese products as well as to the sales of our new line of pudding products.

  •
  Sales of butter increased 25.7%, or $0.4 million, to $2.3 million for the three months ended September 30, 2002 from $1.9 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of cheese increased 32.6%, or $0.4 million, to $1.5 million for the three months ended September 30, 2002 from $1.1 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants and other service providers, increased 84.2%, or $0.8 million, to $1.7 million for the three months ended September 30, 2002 from $0.9 million for the comparable period in 2001. This increase was primarily the result of our introduction of yogurt and single-serve milk products into approximately 2,500 Starbucks Corporation stores nationwide.

        Juice

  •
  Sales of our juice products decreased 5.8%, or $0.1 million, to $2.0 million for the three months ended September 30, 2002 from $2.1 million for the comparable period in 2001. We believe that this decrease was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 8.6%, or $0.6 million, to $8.3 million for the three months ended September 30, 2002 from $7.7 million in 2001. Expressed in British pounds, sales increased 0.9%; however, shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This sales consistency was primarily due to our UK business transitioning significantly from lower priced private label product sales to higher priced Rachel's Organic branded product sales, which resulted in decreased sales volume offset by higher prices.

  •
  Net sales of Rachel's Organic products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 88.5%, or $1.9 million, to $4.0 million for the three months ended September 30, 2002 from $2.1 million for the comparable period in 2001. Expressed in British pounds, sales increased 75.0%; however, shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase.

  •
  We anticipate that the net sales of Rachel's Organic branded products will continue to increase as we continue our introduction of branded fluid milk under the Rachel's Organic brand. Previously, our fluid milk sales were either private label or branded under the Horizon Organic label. In early 2002 we replaced Horizon Organic branded milk with Rachel's Organic branded milk to leverage the existing strength of the Rachel's Organic brand. As part of our December 2001 agreement with Dairy Crest Limited, in February 2002 Dairy Crest replaced their own brands of organic fluid milk with Rachel's Organic branded fluid milk in its direct home delivery system and in grocery stores throughout the U.K.

        Cost of Sales and Gross Profit.    Cost of sales increased 20.1%, or $5.5 million, to $32.7 million for the three months ended September 30, 2002 from $27.2 million for the comparable period in 2001. The increase in cost of sales was primarily the result of our increased sales. Gross profit increased 26.6%, or $3.2 million, to $15.0 million for the three months ended September 30, 2002 from $11.8 million for the comparable period in 2001. As a percentage of net sales, gross profit increased to 31.4% for the three months ended September 30, 2002 from 30.3% for the comparable period in 2001. Our gross profit in the U.S. increased to 33.1% for the three months ended September 30, 2002 from 31.8% for the comparable period in 2001 primarily due to increased efficiencies and economies of scale gained with our U.S. processors and partially due to better matching of supply and demand in our U.S. milk supply, which resulted in fewer sales of organic milk as conventional milk at lower conventional prices, versus the comparable three month period a year ago. Our gross profit in the U.K. decreased to 23.2% for the three months ended September 30, 2002 from 24.0% for the comparable period in 2001. This was primarily the result of a suppressed market for organic cream which, in conjunction with not having a benefit in 2002 of a similar temporary price reduction from a major milk supplier that we had in 2001, offset the increased gross profit from the increased Rachel's Organic branded sales. Branded product sales generally yield a higher gross profit than sales of private label products.

        Selling Expenses.    Selling expenses increased 36.2%, or $2.9 million, to $10.8 million for the three months ended September 30, 2002 from $7.9 million for the comparable period in 2001. This increase was a result of increased U.S. sales support in the form of primarily increased trade promotion, consumer promotion and a national public relations campaign in conjunction with the October 2002 implementation of the new USDA organic regulations. As a result, selling expenses as a percentage of net sales increased to 22.6% for the three months ended September 30, 2002 from 20.3% for the comparable period in 2001.

        General and Administrative Expenses.    General and administrative expenses increased 27.9%, or $0.6 million, to $2.5 million for the three months ended September 30, 2002 from $1.9 million for the comparable period in 2001. This increase was primarily due to increased overhead, and partially due to increased depreciation and administrative costs arising from the new information system installed in October 2001. As a result, our general and administrative expenses as a percentage of net sales increased to 5.2% in 2002 from 5.0% in 2001.

        Intangible Asset Amortization.    Amortization expense related to intangible assets decreased 57.9%, or $0.5 million, to $0.3 million for the three months ended September 30, 2002 from $0.8 million for the comparable period in 2001. This decrease was a result of our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that we cease to amortize goodwill and requires review for impairment at least annually in accordance with the provisions of this statement.

        Other Expense, Net.    Other expense, net decreased 61.4%, or $0.3 million, to $0.2 million for the three months ended September 30, 2002 from $0.5 million for the comparable period in 2001. The decrease was primarily attributable to a decrease in the average interest rate on our debt facilities and partially attributable to a decrease in our outstanding debt balances. Our average interest rate on our LIBOR-based debt facilities decreased to 4.3% for the three months ended September 30, 2002 from 7.0% for the comparable period in 2001.

        Income Tax Expense.    Income tax expense increased $0.2 million to $0.5 million for the three months ended September 30, 2002 from $0.3 million for the comparable period in 2001. Our effective income tax rate of 39.0% for the three months ended September 30, 2002 decreased from 39.9% for the comparable period in 2001. The 2001 comparable period income tax expense was calculated at a higher effective rate due to the uncertainty at September 30, 2001, of our ability to utilize the loss from the U.K. operations.

        Income From Continuing Operations.    Income from continuing operations increased $0.3 million to $0.7 million for the three months ended September 30, 2002 from $0.4 million for the comparable period in 2001.

  •
  Income from continuing operations for U.S. operations increased $0.1 million to $0.7 million for the three months ended September 30, 2002 from $0.6 million for the comparable period in 2001.

  •
  Income (loss) from continuing operations for international operations increased $0.2 million to essentially breakeven for the three months ended September 30, 2002 from a loss of $0.2 million for the comparable period in 2001.

        Income (Loss) From Discontinued Operations.    Income (loss) from discontinued operations decreased $0.6 million to a $0.4 million loss from discontinued operations for the three months ended September 30, 2002 from $0.2 million income from discontinued operations for the comparable period in 2001. The decrease was primarily due to increases in cost of sales, which consists of feed and cattle costs, of the Idaho Dairy and Colorado herd discontinued operations, and partially due to fixed management fees of the Colorado herd through the termination date despite significant decreased milk production from the reduction in cattle inventory during the period in conjunction with the transferring of the Colorado herd to the Idaho Dairy.

        If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Accordingly, for the three months ended September 30, 2002, an operating loss before interest and income taxes of $349,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $14.6 million for the three months ended September 30, 2002. For the three months ended September 30, 2001, operating income before interest, amortization and income taxes of $732,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $12.5 million for the three months ended September 30, 2001. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have been $253,000, or $.02 per basic and diluted share, for the three months ended September 30, 2002, and our reported net income would have remained $592,000, or $.06 per basic and diluted share, for the three months ended September 30, 2001.

        Net Income.    Net income decreased approximately $0.27 million to $0.32 million for the three months ended September 30, 2002 from $0.59 million for the comparable period in 2001.

  •
  Net income for U.S. operations decreased $0.44 million to $0.35 million for the three months ended September 30, 2002 from $0.79 million for the comparable period in 2001. The decrease was primarily due to increased feed and cattle costs of the Idaho Dairy and Colorado herd discontinued operations, and partially due to fixed management fees of the Colorado herd up to the termination date despite significant decreased milk production from the herd.

  •
  Net loss for international operations decreased $0.17 million to a net loss of $30,000 for the three months ended September 30, 2002 from a net loss of $0.20 million for the comparable period in 2001. The decrease in net loss was primarily due to the decrease in intangible assets amortization and partially due to decreased interest expense.

        Comprehensive Income.    Comprehensive income decreased $1.0 million to $0.9 million for the three months ended September 30, 2002 from $1.9 million for the comparable period in 2001. This decrease was primarily due to a $0.6 million unrealized gain on translation adjustment from the British pound to the U.S. dollar for the three months ended September 30, 2002, compared to $1.3 million unrealized gain on translation adjustment for the same period in 2001. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At September 30, 2002, December 31, 2001 and September 30, 2001, the British pound was worth approximately U.S. $1.561, U.S. $1.452 and U.S. $1.475, respectively.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

        Net Sales.    Net sales increased by 16.8%, or $19.4 million, to $134.6 million for the nine months ended September 30, 2002 from $115.2 million for the comparable period in 2001. Net sales from U.S. operations increased 20.3%, or $18.6 million, to $110.3 million from $91.7 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 18.3%, or $12.0 million, to $77.5 million for the nine months ended September 30, 2002 from $65.5 million for the comparable period in 2001.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 47.4%, or $13.1 million, to $40.8 million for the nine months ended September 30, 2002 from $27.7 million for the comparable period in 2001. This increase was primarily due to expansion of UP milk to new customers throughout the period including new single serve milk sales.

  •
  Sales of traditional pasteurized fluid milk decreased 2.8%, or $1.1 million, to $36.8 million for the nine months ended September 30, 2002 from $37.9 million for the comparable period in 2001. The decrease was primarily the result of some customers substituting UP milk for traditional pasteurized milk.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 47% traditional pasteurized fluid milk for the nine months ended September 30, 2002 from 58% for the comparable period in 2001.

        Other Dairy

  •
  Sales of our other dairy products increased 27.0%, or $5.1 million, to $23.8 million for the nine months ended September 30, 2002 from $18.7 million for the comparable period in 2001, due primarily to increased sales of our butter, cheese and cottage cheese products as well as to the sales of our new line of pudding products.

  •
  Sales of butter increased 42.8%, or $2.1 million, to $6.9 million for the nine months ended September 30, 2002 from $4.8 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of cheese increased 25.9%, or $0.9 million, to $4.3 million for the nine months ended September 30, 2002 from $3.4 million for the comparable period in 2001. This increase resulted primarily from increased sales to new and existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants and other service providers, increased 50.3%, or $1.4 million, to $4.4 million for the nine months ended September 30, 2002 from $3.0 million for the comparable period in 2001. This increase was primarily the result of our introduction of yogurt and single-serve milk products into approximately 2,500 Starbucks Corporation stores nationwide.

        Juice

  •
  Sales of our juice products decreased 4.6%, or $0.3 million, to $5.9 million for the nine months ended September 30, 2002, from $6.2 million for the comparable period in 2001. This decrease was primarily the result of an increase in sales during the first three months of 2001 as a result of a trade promotion that we discontinued, and partially the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 3.2%, or $0.8 million, to $24.3 million for the nine months ended September 30, 2002 from $23.5 million in 2001. Expressed in British pounds, sales were essentially flat; however, shifts in the exchange rate in the two periods produced the dollar-denominated increase. This sales consistency was primarily due to our UK business transitioning significantly from lower priced private label product sales to higher priced Rachel's Organic branded product sales, which resulted in decreased sales volume offset by higher prices.

  •
  Net sales of Rachel's Organic products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 79.8%, or $4.9 million, to $11.1 million for the nine months ended September 30, 2002 from $6.2 million for the comparable period in 2001. Expressed in British pounds, sales increased 74.8%; however, shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase.

  •
  We anticipate that the net sales of Rachel's Organic branded products will continue to increase as we continue our introduction of branded fluid milk under the Rachel's Organic brand. Previously, our fluid milk sales were either private label or branded under the Horizon Organic label. In early 2002 we replaced Horizon Organic branded milk with Rachel's Organic branded milk to leverage the existing strength of the Rachel's Organic brand. As part of our December 2001 agreement with Dairy Crest, in February 2002 Dairy Crest replaced their own brands of organic fluid milk with Rachel's Organic branded fluid milk in its direct home delivery system and in grocery stores throughout the U.K.

        Cost of Sales and Gross Profit.    Cost of sales increased 12.4%, or $10.1 million, to $91.7 million for the nine months ended September 30, 2002 from $81.6 million for the comparable period in 2001. The increase in cost of sales was primarily the result of our increased sales. Gross profit increased 27.4%, or $9.2 million, to $42.9 million for the nine months ended September 30, 2002 from $33.7 million for the comparable period in 2001. As a percentage of net sales, gross profit increased to 31.9% for the nine months ended September 30, 2002 from 29.2% for the comparable period in 2001. Our gross profit in the U.S. increased to 33.6% for the nine months ended September 30, 2002 from 30.8% for the comparable period in 2001 primarily due to increased efficiencies and economies of scale gained with our U.S. processors and partially due to better matching of supply and demand in our U.S. milk supply, which resulted in fewer sales of organic milk as conventional milk at lower conventional prices, versus the comparable nine month period a year ago. Our gross profit in the U.K. increased to 23.8% for the nine months ended September 30, 2002 from 22.9% for the comparable period in 2001. This was primarily the result of the increased Rachel's Organic branded sales. Branded product sales generally yield a higher gross profit than sales of private label products.

        Selling Expenses.    Selling expenses increased 29.8%, or $6.9 million, to $30.1 million for the nine months ended September 30, 2002 from $23.2 million for the comparable period in 2001. This increase was a result of increased U.S. sales support in the form of primarily increased trade promotion, consumer promotion, billboard and national magazine advertising, and a national public relations campaign in conjunction with the October 2002 implementation of the new USDA organic regulations. Our recent advertising campaign, You Are What You Drink, was rolled out in February 2002 in our most highly developed markets including San Francisco, Los Angeles, Denver and New York. As a result, selling expenses as a percentage of net sales increased to 22.4% for the nine months ended September 30, 2002 from 20.1% for the comparable period in 2001.

        General and Administrative Expenses.    General and administrative expenses increased 30.7%, or $1.8 million, to $7.7 million for the nine months ended September 30, 2002 from $5.9 million for the comparable period in 2001. This increase was primarily due to increased overhead, including costs resulting from our commitment to corporate development such as consulting fees, and partially due to increased depreciation and administrative costs arising from the new information system installed in October 2001. As a result, our general and administrative expenses as a percentage of net sales increased to 5.7% in 2002 from 5.1% in 2001.

        Intangible Asset Amortization.    Amortization expense related to intangible assets decreased 58.1%, or $1.3 million, to $1.0 million for the nine months ended September 30, 2002 from $2.3 million for the comparable period in 2001. This decrease was a result of our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that we cease to amortize goodwill and requires review for impairment at least annually in accordance with the provisions of this statement.

        Other Expense, Net.    Other expense, net decreased 68.6%, or $1.1 million, to $0.5 million for the nine months ended September 30, 2002 from $1.6 million for the comparable period in 2001. The decrease was primarily attributable to a decrease in the average interest rate on our debt facilities and partially attributable to a decrease in our outstanding debt balances. Our average interest rate on our LIBOR-based debt facilities decreased to 4.4% for the nine months ended September 30, 2002 from 7.5% for the comparable period in 2001.

        Income Tax Expense.    Income tax expense increased $1.1 million to $1.4 million for the nine months ended September 30, 2002 from $0.3 million for the comparable period in 2001. Our effective income tax rate of 39.0% for the nine months ended September 30, 2002 decreased from 40.9% for the comparable period in 2001. The 2001 comparable period income tax expense was calculated at a higher effective rate due to the uncertainty at September 30, 2001, of our ability to utilize the loss from the U.K. operations.

        Income From Continuing Operations.    Income from continuing operations increased $1.8 million to $2.2 million for the nine months ended September 30, 2002 from $0.4 million for the comparable period in 2001.

  •
  Income from continuing operations for U.S. operations increased $0.8 million to $2.0 for the nine months ended September 30, 2002 from $1.2 million for the comparable period in 2001.

  •
  Income (loss) from continuing operations for international operations increased $1.0 million to income of $0.2 million for the nine months ended September 30, 2002 from a loss of $0.8 million for the comparable period in 2001.

        Income (Loss) From Discontinued Operations.    Income (loss) from discontinued operations decreased $3.6 million to a $3.2 million loss from discontinued operations for the nine months ended September 30, 2002 from $0.4 million income from discontinued operations for the comparable period in 2001. The decrease was primarily due to the anticipated loss on disposal of the Idaho Dairy, including the transferred Colorado herd, of $3.0 million after income taxes, and partially due to increased costs of sales, which consists of feed and cattle costs, of the Idaho Dairy and Colorado herd discontinued operations.

        If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Had we not determined to sell our Idaho Dairy, including the transferred Colorado herd, the results of the Idaho Dairy would not have included additional loss on disposal charges of $1.9 million net of income taxes because we would not have incurred these anticipated losses associated with the disposal of the Idaho Dairy. Accordingly, for the nine months ended September 30, 2002, an operating loss before interest and income taxes of $0.8 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $42.0 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, operating income before interest, amortization and income taxes of $2.1 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $35.7 million for the nine months ended September 30, 2001. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations and had not incurred an anticipated additional loss on disposal of $1.9 million net of income taxes during 2002, we would have reported net income of $920,000, or $.09 per basic and diluted share, for the nine months ended September 30, 2002, and our reported net income would have remained $799,000, or $.08 per basic and diluted share, for the nine months ended September 30, 2001.

        Net Income (Loss).    Net income (loss) decreased $1.8 million to a loss of $1.0 million for the nine months ended September 30, 2002 from net income of $0.8 million for the comparable period in 2001.

  •
  Net income (loss) for U.S. operations decreased $2.8 million to a loss of $1.2 million for the nine months ended September 30, 2002 from net income of $1.6 million for the comparable period in 2001. The decrease was primarily due to the anticipated loss on disposal of the Idaho Dairy, including the transferred Colorado herd, and partially due to increased feed and cattle costs of the Idaho Dairy and Colorado herd discontinued operations.

  •
  Net income (loss) for international operations increased $1.0 million to net income of $0.2 million for the nine months ended September 30, 2002 from a net loss of $0.8 million for the comparable period in 2001. The increase in net income was primarily due to the decrease in intangible assets amortization and partially due to decreased interest expense.

        Comprehensive Income.    Comprehensive income increased $0.9 million to $1.3 million for the nine months ended September 30, 2002 from $0.4 million for the comparable period in 2001. This increase was due to a $2.3 million unrealized gain on translation adjustment from the British pound to the U.S. dollar for the nine months ended September 30, 2002, compared to $0.4 million unrealized loss on translation adjustment for the same period in 2001. The total net change of $2.7 million in foreign currency translation gain for the nine months ended September 30, 2002 compared to the comparable period in 2001 fully offset a $1.8 million decrease in net income for the nine months ended September 30, 2002 compared to the comparable period in 2001. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At September 30, 2002, December 31, 2001 and September 30, 2001, the British pound was worth approximately U.S. $1.561, U.S. $1.452 and U.S. $1.475, respectively.

Liquidity and Capital Resources

        We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

        Net cash provided by operations was $7.9 million for the nine months ended September 30, 2002, an increase of $2.4 million from $5.5 million for the comparable period in 2001. Cash provided by operations in 2002 was primarily attributable to an increase in trade accounts payable and other accrued expenses of $4.0 million as well as an increase in income as adjusted by the $3.0 million non-cash loss on the disposal of the Idaho Dairy and Colorado herd, net of income taxes; depreciation and amortization charges; and a decrease in inventories partially offset by primarily increased prepaid and other current assets and trade accounts receivable. Cash provided by operations in 2001 was primarily attributable to increases in income as adjusted by depreciation and amortization and increases in other accrued expenses and income taxes payable and a decrease in inventories partially offset primarily by decreased trade accounts payable.

        Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2002, an increase of $0.8 million from $1.8 million for the comparable period in 2001. Cash used in investing activities in 2002 was primarily attributable to $1.2 million used by discontinued operations primarily in its seasonal buildup of feed inventories, $0.8 million used in the purchases of property and equipment net of proceeds from equipment sales and $0.4 million used in purchases of cattle for our Maryland farm operations net of proceeds from cattle sales. Cash used in investing activities in 2001 was primarily attributable to $3.0 million in the purchases of property and equipment net of proceeds from equipment sales, and $0.3 million used in purchases of cattle for our Maryland farm operations net of proceeds from cattle sales, partially offset by $1.7 million received from the Idaho Dairy and Colorado herd discontinued operations. Purchases in 2002 were primarily attributable to miscellaneous equipment and milk production equipment. Purchases in 2001 were primarily attributable to the purchase of enterprise resource planning software.

        Net cash used in financing activities was $6.3 million for the nine months ended September 30, 2002, an increase of $2.5 million from $3.8 million for the comparable period in 2001. This increase in the use of cash in financing activities is due to our pay-downs of term debt and our net pay-downs of our outstanding credit line balance during the nine month period ended September 30, 2002, compared to the comparable period in 2001 where pay-downs of term debt and pay-downs of our outstanding credit line balance were partially offset by borrowings against the line of credit.

        Our cash and cash equivalents were $2.7 million at September 30, 2002 and $2.3 million at September 30, 2001. We have a five year $25.0 million term loan with US Bank which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At September 30, 2002, the interest rate was 4.4%. At September 30, 2002 we had an outstanding balance of $18.6 million. In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest primarily at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At September 30, 2002, we had borrowed $14.8 million against the credit line facility in addition to credit line encumbrances of $2.5 million. Of this $14.8 million outstanding credit line balance, $13.6 million was at an interest rate of 4.4% and $1.2 million was at an adjustable interest rate of prime plus 0.75%, or 5.5%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date of May 31, 2003. We expect to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt and we are working with US Bank on a plan to extend or replace our line of credit before it matures on May 31, 2003.

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

Critical Accounting Policies

        The critical accounting policies effective during the nine months ended September 30, 2002 were consistent with the significant accounting policies reported in the Company's Form 10-K for the year ended December 31, 2001 except for no longer amortizing goodwill as of the Company's adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that goodwill and certain identifiable intangible assets not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles with finite lives will continue to be amortized over their estimated useful lives. Additionally, the Company is reporting the Idaho Dairy and Colorado herd operations as discontinued operations and assets held for sale beginning March 31, 2002 and has reclassified prior periods accordingly. Pursuant to SFAS 144, the Company ceased depreciating the related assets as of March 31, 2002 and wrote the assets down to the expected disposal value, less costs to sell. See note 4.

Effect of Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. We adopted the provisions of SFAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets are not amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their useful lives. We do not believe the adoption of this statement will have an impact on our cash flows. We performed the impairment reviews in accordance with the provisions of this statement as of January 1, 2002, and as of August 31, 2002, and such reviews indicated that we had no intangible assets impairment at those dates. We believe that there has been no intangible assets impairment since our latest test date. Additionally, we expect to perform our intangible assets impairment review annually at the end of every August and at any other date when conditions exist that warrant impairment reviews to be done. The effects of no goodwill impairment and the ceasing of goodwill amortization will increase our earnings from continuing operations before income taxes by approximately $1.8 million annually.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. We believe that SFAS 145 will not have any material impact on our financial position, results of operations or cash flows upon its adoption.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

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

        Interest Rates.    At September 30, 2002, we had approximately $3.3 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rates (including current portion) at September 30, 2002 was $3.4 million, which was $0.1 million greater than the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at September 30, 2002, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $0.1 million. Additionally at September 30, 2002, we had approximately $37.2 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $0.4 million over a twelve month period.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)] as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

(b)
Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II—OTHER INFORMATION

        Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits and Reports on Form 8-K

A)
Exhibits

3.1	+	Amended and Restated Certificate of Incorporation
3.2	+	Amended and Restated Bylaws of the Company
99.1		Certificate of Horizon Organic Holding Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

HORIZON ORGANIC HOLDING CORPORATION
Date: November 14, 2002	/s/ THOMAS P. BRIGGS Thomas P. Briggs Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary (principal financial and accounting officer of the Company)

CERTIFICATIONS

        I, Charles F. Marcy, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Horizon Organic Holding Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ CHARLES F. MARCY Charles F. Marcy President and Chief Executive Officer

        I, Thomas P. Briggs, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Horizon Organic Holding Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ THOMAS P. BRIGGS Thomas P. Briggs Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary

QuickLinks

HORIZON ORGANIC HOLDING CORPORATION Form 10-Q Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share amounts) As of September 30, 2002 (unaudited) and December 31, 2001
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts) For the three months ended September 30, 2002 and 2001 (unaudited)
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts) For the nine months ended September 30, 2002 and 2001 (unaudited)
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) For the nine months ended September 30, 2002 and 2001 (unaudited)
HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
  CERTIFICATIONS