Form 10-K
period 2002-12-31
HORIZON ORGANIC HOLDING CORP
filed 2003-03-13
CIK 1041255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒.  No  ☐.

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $105,706,010 as of June 30, 2002.

As of March 3, 2003, the registrant had outstanding 10,305,101 shares of its common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 year.

HORIZON ORGANIC HOLDING CORPORATION

Annual Report on Form 10-K

December 31, 2002

PART I

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the heading “Risk Factors”.

ITEM 1.                             BUSINESS

Overview

We produce and market the leading brands of organic milk and a full line of branded, refrigerated, organic dairy products, juices and desserts. We market our products under the Horizon Organic and The Organic Cow of Vermont brand names in the U.S. and the Rachel’s Organic brand name in the U.K. Horizon Organic is the largest brand of organic foods in the U.S. We also license our Horizon Organic brand for use on organic dairy products in Japan and organic eggs in the U.S. According to Information Resources, Inc., a market research firm, our organic fluid milk had an approximately 70% market share of all organic fluid milk sold in conventional supermarket chains in the U.S during the twelve weeks ended December 31, 2002.

Due in part to perceived health risks with conventional foods and production processes, consumers are increasingly seeking certified organic foods as a safe alternative to conventional foods. Certified organic foods are manufactured under strict regulations that mandate all raw ingredients not contain, and production processes not use, any pesticides, antibiotics, hormones or genetically modified organisms. We believe that our reputation and commitment to product quality enable us to position Horizon Organic as the leading organic alternative to conventional food products.

We have experienced rapid growth since introducing our first product, organic non-fat yogurt, in 1992. We became the first company to offer branded organic milk nationwide in the U.S., and we continue to leverage our strong position as the leading organic food brand in the U.S. to capitalize on the growing demand for organic products. We have introduced a complete line of branded organic products including yogurts, pasteurized and ultra–pasteurized milk, cheese, butter, sour cream, cottage cheese, cream cheese, whipping cream, pudding, fruit jels, half and half and juices, in a variety of flavors, sizes and packaging. We currently sell 118 different branded and private label stock keeping units, or SKUs, in the U.S.  We believe that our organic brands appeal to a broad range of consumers, which will allow us to extend our brands by introducing additional dairy and non-dairy organic products.

We sell our products through leading natural and organic retailers, national and regional conventional supermarket chains, mass merchant retailers, other specialty food retailers and food manufacturers who use our products as ingredients. Our products are available in many well-known retail companies in the U.S., including A&P, Albertson’s, Bruno’s, Food Lion, Giant Foods, HEB, Kroger, Meijer, Safeway, Starbucks, Stop & Shop, Target, Wal-Mart, Whole Foods Market, Wild Oats and Winn-Dixie. We estimate that we sell our products at over 20,000 retail locations in the U.S. and our products are available, as of December 31, 2002, in retail locations that sell 60% of all commodity volume, or ACV, of the total grocery products sold in the U.S.

In the U.K., we historically marketed higher margin branded dairy products under the Rachel’s Organic brand and private label organic fluid milk. Based on an independent consumer research study we commissioned, we found that the Rachel’s Organic brand has strong consumer appeal, is perceived by consumers as sophisticated, upscale and high quality and has credibility as a leading organic brand. As a result, we are developing our business in the U.K. to focus on expanding the Rachel’s Organic brand, much as we have done with the Horizon Organic brand in the U.S. In December 2001, we entered into a processing and distribution agreement with Dairy Crest Limited, the largest dairy foods company in the U.K. Under this agreement, Rachel’s Organic branded fluid milk has replaced all of Dairy Crest’s branded organic fluid milk and Dairy Crest is our primary processor and distributor for organic fluid milk products throughout the U.K. Currently, our products are available in Tesco, Safeway, Sainsbury’s, Somerfield, Waitrose, and Morrisons chains which together represent approximately 64% of all grocery sales in the U.K. In addition, Dairy Crest is distributing our Rachel’s Organic branded fluid milk through its home delivery system. We believe our distribution and processing agreement with Dairy Crest will increase recognition of the Rachel’s Organic brand and allow us to further expand this brand into additional organic categories in the U.K.

Our total net sales have grown from $29.6 million in 1997 to $187.5 million in 2002, representing a compound annual growth rate of 44.7%, driven primarily by internal growth and supplemented with select strategic acquisitions. Diluted earnings per share from continuing operations increased from $0.08 per share in 1997 to $0.34 per share in 2002, representing a compound annual growth rate of 33.0%.

Industry Overview

According to Datamonitor’s U.S Organics 2002, organic food sales in the U.S. increased to an estimated $9.5 billion in 2001 from $3.6 billion in 1996, representing a compound annual growth rate of 21.5%, yet the segment represents less than 2.0% of overall U.S. food sales.

Organic food products are now available in leading natural and organic products retailers, conventional supermarket chains, mass-merchant retailers and other specialty food retailers across the U.S.  Datamonitor estimates that conventional supermarket chains represented 45.8% of organic food sales while natural and organic retailers represented 54.2% in 2001.  We believe that an increase in product availability and an increase in consumer perception that organic foods represent a safer and healthier choice will continue to support the industry’s future growth.

Organically grown foods are subject to strict farming and handling practices that naturally optimize the health and productivity of soil life, plants and animals. Prior to October 2002, various organizations, such as Quality Assurance International, Oregon Tilth Certified Organic, Organic Growers and Buyers Association and The Organic Crop Improvement Association, used differing standards to certify products as organic. The U.S. government has adopted federal regulations, which were fully implemented in October 2002, to standardize organic certification requirements regarding pesticides, antibiotics, hormones, genetically modified organisms and farming practices. Producers in compliance with the new regulations are allowed to use the “USDA Organic” seal in product labeling, packaging and branding for products made with 95.0% or more organic ingredients.

According to Datamonitor’s U.S. Organics 2002, from 1996 to 2001 the U.S. organic dairy market grew at a compound annual growth rate of approximately 57.9% per year, yet represents less than 1.0% of the $43.9 billion total retail market for U.S. dairy products.

According to the Soil Association, an independent organic certification organization, the U.K. organic retail market is growing at a rate of more than 15% per year,  and yet represents just 1.0% of the total food and drink market in the U.K.

Our Strategy

Our goal is to continue growing our net sales and earnings by strengthening our position as the leading organic food brand in the U.S. and building a leading position in the U.K. The key elements of our business strategy are to:

•                                          Increase Retail Availability of Our Products.  We believe there is substantial opportunity to increase retail availability of our products by expanding our distribution to include additional stores of our existing retail customers, adding new retailers and targeting new categories of retailers such as food service, convenience, drug and club store chains. We increase shelf space and the number of SKUs we sell through existing retail customer locations generally by first introducing organic fluid milk, and then as we establish credibility with a retailer, introducing our other dairy and juice products. In addition, we manage organic dairy sections for our retailers to further increase retail availability.

•                                          Introduce New Organic Products in Existing and New Product Categories.  We believe our brands are extendable to new products in existing and new organic product categories. Our new product development strategy is to create branded organic counterparts to popular conventional foods. We believe that identifying products for which there is already consumer demand increases the likelihood of a successful introduction. We introduce new products through internal development, acquisitions and strategic partnerships with other organic and conventional foods companies. We have a strong record of successful product category introductions. In 1998, we introduced a line of organic juices. In 1999, we introduced a line of ultra-pasteurized milk products with a 60-day extended shelf life, enabling us to expand significantly our retail customer base. In January 2002, we introduced our flavored, single-serve milk products in approximately 2,500 Starbucks locations, and we are expanding distribution in our existing retail channels. In 2002, we entered the refrigerated dessert business with the March introduction of a new line of organic pudding, and the October introduction of a new line of organic fruit jels.

•                                          Enhance the Image and Increase Consumer Awareness of our Brands.  Our consumer research indicates that both the Horizon Organic and Rachel’s Organic brands stand for high quality organic food products. We believe that our distinctive product packaging stands out in crowded refrigerated dairy cases and supports our brand positioning. In the U.S., we market our products principally under the Horizon Organic brand name using our distinctive “Happy Cow” logo, which we believe is easily identified by, and appeals to, a broad range of consumers.  During 2002 we launched major public relations and consumer education programs around the new Organic Standards which became effective October 21, 2002. In the U.K., our Rachel’s Organic brand uses distinctive black packaging to create brand identity and differentiate our product offerings.

•                                          Strengthen Partnerships with our Suppliers, Processors and Retailers.  We work closely with our suppliers to increase our supplies of raw organic fluid milk. We share the expertise we have gained from running our own organic dairy farms with our suppliers enabling them to provide us more milk, cost effectively. We carefully select our processors to achieve the highest quality at the lowest cost with the best customer service. We expand our relationships with existing retail customers by providing category management expertise to help customers optimize the merchandising of our products to attract increased consumer attention. As part of this, we currently manage approximately 2,000 organic dairy sections, including many at Kroger retail locations.

•                                          Increase Supply Chain Efficiency to Reduce Costs.  We source the majority of our organic dairy supply requirements from independent organic dairy farms, most of our dairy and juice products are processed by third party processors and we outsource all of our warehousing and distribution to independent distributors or transportation providers. We continue to improve the efficiency of our supply chain by optimizing our network of geographically dispersed suppliers and processors, enabling us to reduce transportation costs. During late 2001 and throughout 2002, we implemented new enterprise-wide information technology systems to better manage our supply chain. These new systems enabled us to improve our order tracking and inventory management, which has helped us improve our margins.

Our Products and Product Development

We offer a full line of branded, refrigerated, organic dairy products and juices under the Horizon Organic, The Organic Cow of Vermont and Rachel’s Organic brands. We offer a total of 177 SKUs in the U.S. and U.K. of which 98 are marketed under the Horizon Organic brand, 10 are marketed under The Organic Cow of Vermont brand, 44 are marketed under the Rachel’s Organic brand and 25 are marketed under private labels. We also offer a number of our products in larger volume varieties for industrial sales. Our product mix has shifted and will continue to shift over time as we continue to introduce additional organic dairy and non-dairy products.

Our new product development strategy is to create branded organic counterparts to popular conventional foods. In 2002 we implemented a corporate development function to evaluate consumer interest, sales and profit potential, and required operations for the introduction of new products. Internally, it generally takes between three to nine months from concept stage to the launch of a new product at retail. We will also seek to add new product lines and categories through acquisitions or strategic partnerships using our rigorous internal evaluation process.

Fluid Milk.  We introduced organic fluid milk in 1993 and currently market 28 SKUs of fluid milk under the Horizon Organic brand name and 10 SKUs under The Organic Cow of Vermont brand name in New England. During late 1999 and in 2000, we significantly expanded the production and sale of ultra-pasteurized milk products. Ultra-pasteurized milk has a significantly longer shelf life than traditionally pasteurized milk (60 days versus 17 days), and as a result, is a much more desirable introductory product for new retail customers. During 2002, ultra-pasteurized milk accounted for 54.6% of our fluid milk sales in the U.S. and has been our strongest product line for expanding into new grocery distribution. In January 2002, we introduced a new line of single-serve, flavored organic milk marketed under the Horizon Organic brand.  This product is shelf-stable and has a shelf life of approximately 180 days. We initially introduced this product into approximately 2,500 Starbucks locations, and by the end of the year it had achieved ACV distribution in conventional grocery stores of 15.2%. Net sales of organic fluid milk in the U.S. increased 20.3% to $109.1 million in 2002 from $90.7 million in 2001.

Other Dairy.  In addition to fluid milk, we market organic cheese, yogurt, butter, sour cream, cottage cheese, pudding, fruit jels, half and half, whipping cream and cream cheese. We introduced organic cheese in 1996 and currently market 14 SKUs of organic cheese under the Horizon Organic brand name. We market a variety of organic cheeses, including Cheddar, Monterey Jack, Colby, Mozzarella and Parmesan. Net sales of organic cheese in the U.S. increased 25.5% to $5.9 million in 2002 from $4.7 million in 2001. We introduced organic yogurt in 1992 and currently market 21 SKUs under the Horizon Organic brand name. We market 19 flavors of yogurt in a variety of package sizes. Net sales of organic yogurt in the U.S. increased 12.4 % to $9.7 million in 2002 from $8.6 million in 2001. We introduced organic butter in 1996 and currently market 7 SKUs of organic butter under the Horizon Organic brand name. Net sales of organic butter in the U.S. increased 29.5 % to $10.2 million in 2002 from $7.9 million in 2001.

Juice.  We introduced organic juice in 1998 and currently market 15 SKUs of organic juice under the Horizon Organic brand using various sizing and packaging. We market 11 different varieties of organic juices including orange, pulp-free, with pulp and with added calcium; grapefruit, and with added calcium; orange-carrot; pineapple-orange; strawberry-lemonade; raspberry-lime; and lemonade. Net sales of organic juice in the U.S. decreased 4.2 % to $7.9 million in 2002 from $8.2 million in 2001.

International.  In early 2002 we introduced organic fluid milk under the Rachel’s Organic brand. We currently market 7 SKUs of fluid milk under the Rachel’s Organic brand name in the U.K. and 8 SKUs under various private label brands. We market 39 SKUs of organic yogurt, of which 34 are marketed under the Rachel’s Organic brand name and 5 are private label. In addition to fluid milk and yogurt, we market 1 SKU of butter and 2 SKUs of cream products under the Rachel’s Organic brand and 2 SKUs of private label butter.

Licensing.  We have also introduced certain new products by licensing our Horizon Organic brand to other organic food producers. For example, we currently license our Horizon Organic brand to Glenwood Foods, LLC and NuCal Foods, Inc. for use in connection with the sale of organic eggs in the U.S. In 1999, we entered into our first international licensing agreement with Takanashi Milk Products, Ltd., granting Takanashi the right to use the Horizon Organic brand on its organic dairy products for the Japanese market. We consider other licensing and co-branding arrangements, including ones in which our organic dairy products can be used as ingredients in other organic products.

Organic Dairy Standards and Our Quality Assurance

In October 2002, the U.S. Department of Agriculture, or USDA, implemented the Organic Regulations under the Organic Foods Production Act. The Organic Regulations set forth the minimum federal standards that all organic food companies must comply with in order for their products to be certified organic. Once producers are certified organic, they are able to display the “USDA Organic” seal in product labeling and packaging to assure consumers that products displaying the seal meet these standards. All of our products bear (or will bear when packaging materials are updated) the USDA Organic seal. The Organic Regulations have replaced the previous organic standards that were applied independently by a variety of state agencies and private certification organizations.

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

Organic certification under the Organic Regulations includes periodic field inspections of farming operations, soil and water conditions and processing and distribution facilities. In addition, regulators and certification organizations will review detailed record-keeping and the organic producer’s comprehensive organic plan, which must detail farm practices, document product inputs, and discuss all procedures. These review procedures are designed to ensure that all producers, processors and transporters are complying with the Organic Regulations.

In April 2002, Kevin R. O’Rell, our Vice-President of Research & Development/Quality Assurance, was appointed to the National Organic Standards Board (NOSB). The NOSB was established pursuant to The Organic Foods Production Act and was instrumental in the development of the Organic Regulations. The NOSB, through its 15-member board, develops policies and standards for substances used in organic foods, and advises the Secretary of Agriculture on aspects of implementing the Organic Regulations. Mr. O’Rell is on the board as a representative of the organic producers and processors. His appointment continues through 2007.

Marketing

Our marketing strategy is designed to build awareness of the Horizon Organic, The Organic Cow of Vermont and Rachel’s Organic brands and generate consumer loyalty. We have positioned our products as high quality, premium alternatives to conventional foods. Our independent consumer research has shown that consumers recognize our brands as standing for high quality organic foods. We differentiate and support our brands through premium brand positioning, consumer-directed advertising, retail promotions, public relations and distinctive packaging.

All Horizon Organic brand dairy and juice product packaging carries the proprietary Horizon Organic “Happy Cow” and earth logo, as well as our distinctive bright red, yellow and blue colors. The Organic Cow of Vermont brand products are packaged in their distinctive brown cow and pastel coloring, while the Rachel’s Organic brand products are packaged primarily in distinctive black packaging. We believe our distinctive product packaging stands out in crowded refrigerated cases. In addition, we use our product packaging to carry consumer educational information about the value of organic products in general and Horizon Organic products in particular.

We believe that the implementation of the Organic Regulations has increased awareness of organic food products generally.  In connection with the implementation of the Regulations we launched extensive advertising and public relations campaigns to focus that awareness on our brands. As the largest organic food brand in the U.S., we believe Horizon Organic benefited significantly from that increased awareness. We will continue to emphasize our status as a USDA certified organic producer in our advertising and packaging now that the Organic Regulations are fully implemented.

The focus of our marketing strategy is to work with our retail customers to educate consumers about the benefits of organic foods for the consumer and the environment. These education efforts utilize targeted direct mail and other written literature often with attached coupons to encourage new purchases. In addition, we utilize point-of-sale signage in our customers’ stores and consumer demonstrations to further educate and encourage consumers to try our organic dairy products.

During 2002, we increased consumer awareness and reinforced the positive image of our brands and the value of organic products through a significant increase in consumer-directed advertising.  We also engage in other consumer and trade marketing activities, including public relations activities, a consumer-oriented web page located at www.horizonorganic.com, consumer coupons, product sampling and trade promotions.

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

In the U.K., our marketing efforts are very similar to our activities in the U.S., but on a smaller scale and without any significant consumer-directed advertising. We conduct consumer promotions through various retailer programs such as store circulars and food retailer publications. We also utilize Rachel Rowlands, the founder of the Rachel’s Organic brand, as our U.K. spokesperson for various public relations activities while highlighting her role as a pioneer of organic farming and organic food production. In addition, our association with Dairy Crest should provide us with additional marketing capabilities, including higher impact point of sale displays in retail outlets.

Sales and Distribution

We have established a sales team consisting of corporate and field based employees focused on improving the availability of Horizon Organic products in all classes of trade.  The field sales team is managed by a national sales manager, and consists of the following:  a national grocery manager, who is responsible for managing designated national accounts within the conventional grocery class of trade; a national natural foods manager, who is responsible for managing the two largest retail chains in the natural foods class of trade; five regional sales managers, who are responsible for managing all conventional grocery retailers and distributors, natural foods retailers and distributors, and mass merchandisers within specified geographic regions.

We also have an agreement with Acosta Sales & Marketing, Inc., the nation’s largest food broker with over 8,000 employees, which provides us with key account management, category management, and retail support in both classes of trade.  Our national and regional sales managers manage and utilize each broker division within their areas of responsibility to effect product distribution, product placement, product merchandising and product promotion for all retail customers.  Through this agreement, we successfully increased the percent of stores selling our products to 60% ACV in 2002.  This represents a 10 percentage point increase vs. prior year.

As the largest certified organic brand and the market leader in virtually every category in which we compete, we have assumed the role of category manager for the organic dairy category.  By analyzing syndicated data, consumer panel data, and market specific historical data, our field sales team and broker network are able to identify specific areas of opportunity for retailers and distributors alike.  We are also able to outline industry trends, category growth rates, and consumer trends to the retailer in order to assist in the buying decision.  In this role, we have introduced over 2,000 organic dairy sections in conventional retailer chains throughout the U.S.  Each section contains a minimum of 20 Horizon Organic products.

The mission of our sales team is to establish, maintain, and continually develop relationships in all classes of trade in which we compete.  By maintaining close contact and follow up on a regular basis, our sales team is better equipped to meet the ever-changing demands of the marketplace.  New product innovation, speed to shelf, and commitment to our company’s mission remain the key ingredients to our sales team’s ability to stay ahead of the competition.

In the U.K. we sell and distribute our branded and private label organic fluid milk through Dairy Crest Limited, the largest conventional dairy in the U.K. We have sales people in the U.K. who manage our relationships for our non-fluid milk products with our retail customers, principally the aforementioned chains that represent 64% of all grocery sales in the U.K.

In the U.S., we direct ship through third party transportation providers or use independent distributors to deliver products directly to retail stores. Our retail supermarket and mass merchant customers typically take delivery of our products at the customers’ distribution warehouse. In the U.K., our products are either shipped directly to larger customers or sold through dairy distributors. In 2002, our four largest accounts were United Natural Foods, a national distributor comprised of numerous regional distributors; Safeway, including its affiliated U.S. stores, Dominick’s, Randall’s/Tom Thumb, Genuardi’s and Vons; HP Hood, a dairy processor and distributor headquartered in Boston; and Sainsbury’s, one of the largest supermarket chains in the U.K. During 2002, these four customers accounted for 14.2%, 11.7%, 10.6% and 10.7%, respectively, of our total net sales.

Production and Processing

Organic Milk Supply.  Our business depends on obtaining adequate supplies of raw fluid organic milk and juices. As a pioneer in the industry, we historically faced the difficult task of finding an adequate supply to meet our needs. Initially, we contracted for our supply of organic fluid milk products with a Wisconsin-based cooperative. At the time, there was a limited supply of organic fluid milk available for purchase by dairies. In 1994, we made a strategic decision to begin developing our own organic milk supply. We began by building a herd of organic cows at a dairy farm in Idaho, which we subsequently acquired in 1997. Also in 1997, we acquired a dairy farm in Maryland in order to develop an internal organic milk supply for the eastern United States. In 1999, we entered into a herd management agreement for a third party to manage an additional herd of organic cows in Colorado. We have established an extensive supply system, currently sourcing organic milk from approximately 200 producers across the U.S.

In 2001, we made a strategic decision that the rising interest in organic farming would allow us to secure a sufficient supply of organic fluid milk from third parties and that it was no longer necessary for us to invest capital to expand our company-owned farms.  On May 1, 2002, we announced that we were in negotiations for the sale of the Idaho Dairy to an experienced dairy farmer.  We expect to enter into a definitive agreement and close the transaction in the spring of 2003.  In addition, we did not renew the management agreement for our Colorado herd, which expired on September 30, 2002.  As part of the Idaho Dairy sale, we intend to enter into a long-term supply agreement with the buyer for organic fluid milk at the expected fair market value.  As a result, we will rely on a single supplier to provide us with approximately 35% of our current organic raw milk supply.

We generally enter into supply agreements with organic dairy farmers throughout the U.S. with a typical term of one to two years. The agreements obligate us to purchase certain minimum amounts of organic fluid milk.

In the U.K., we source all of our organic fluid milk supply from two organic milk cooperatives and three independent dairy farmers for the production of all of our organic fluid milk and other organic dairy products pursuant to the following agreements:

•                                          In 2000, we entered into an agreement with Organic Milk Suppliers Co-Operative Limited to supply us with the organic milk necessary to meet our obligations to provide organic milk to Sainsbury’s Supermarkets Limited.

•                                          In 2000, we entered into an agreement with Calon Wen Organic Milk Co-Operative Ltd. to supply milk for our Rachel’s Dairy. This agreement expires in 2005.

•                                          In 2000, we entered into separate agreements with three individual producers: Geoffrey William Persey, Roger Lucas Persey, and W. Persey & Son. Under the terms of each of these agreements, we purchase all of the organic milk produced by each dairy at a fixed price. These agreements are due to expire in 2005, but are automatically renewed unless either party expressly gives notice of its desire not to renew the agreement.

Historically, our long-term contracts obligated us to purchase minimum supply amounts at fixed prices, which affected our margins when prices fell or when we overestimated demand. During 2002, the supply of organic milk in the U.S. became very tight, and as a result, for 2003 we have contracted for an amount slightly in excess of our anticipated sales volume in order to be able to meet customer demand while positioning ourselves for opportunities for future growth.  On a long-term basis, however, we do not intend to contract for all of our anticipated needs, but instead will contract for 90-95% upon developing supply sources that will be available to us on an as needed basis. We believe this will give us additional flexibility and minimize the impact of price volatility and fluctuating demand on our margins.

Processing.  In the U.S., we have a strategically located, nationwide network of processors to manufacture and package organic fluid milk and other organic products for distribution to our customers. This network includes 21 dairy processors, 8 of which process fluid milk and 13 of which process non-fluid milk products, such as yogurt, cheese and butter, as well as 2 organic juice processors. All of our milk processors have cold storage facilities that allow us to store fluid milk for a specified duration. We continuously monitor our inventory and product mix against forecasted demand and schedule production processing accordingly. If we determine that the required supply of a particular product has been met, we are able to convert our remaining raw milk supply into several alternative products, thus mitigating the risk of spoilage. Several of our processors utilize ultra-pasteurization techniques, a process that greatly extends the shelf life of our fluid milk products. Ultra-pasteurized milk has a much longer shelf life than traditional milk, 60 days versus 17 days, enabling us to deliver the product outside of our core markets. Furthermore, ultra-pasteurized products are a much more desirable introductory product for our new retail customers where product turn may be slower and, to date, has been one of our strongest product lines for expanding milk distribution into new grocery chains.

In the U.K., we historically processed our products primarily at our 2 company-owned plants located in Aberystwyth and Honiton. The balance of our products, which comprised less than 5.0% of total U.K. net sales, were processed at four third-party plants. In July 2002 we closed our Honiton milk processing plant pursuant to the December 2001 agreement with Dairy Crest that provides for processing and distribution of our private label and Rachel’s Organic branded milk.    Furthermore, during 2002 we produced approximately 26.0% of our sales at our Rachel’s Organic plant in Aberystwyth, which produces primarily yogurt.

Transportation.  Transportation costs represent a significant portion of our cost of sales. We outsource all of the inbound and outbound transportation of organic farm milk from our producers to processors, as well as the transportation of finished goods from processing plants to our customers or cold storage warehouses. We have and will continue to reduce transportation costs by choosing processors and producers who are strategically located near each other as well as near significant distribution points.

Competition

We compete with branded and private label conventional, natural and organic dairy and non-dairy products. There are many brands of conventional and natural foods that hold significant market shares, individually or in the aggregate in the retail food market. Our principal competitors for organic dairy products vary by region and include Organic Valley, which is marketed by CROPP, a dairy cooperative located in Wisconsin; Stonyfield Farm, a national brand of organic yogurt located in New Hampshire, whose major investor is Groupe Danone, the maker of Dannon yogurt; Straus Family Creamery, a regional organic dairy located in California; Echo Springs, a regional organic and conventional dairy located in Oregon; Brown Cow West, Inc., a regional organic and conventional dairy located in Northern California and Stremicks Heritage Foods, a regional dairy located in Southern California.

Our principal competitor in organic juices is Organic Valley, which markets not-from-concentrate organic juices. We also compete with traditional juice manufacturers including PepsiCo (Tropicana), Coca-Cola (Minute Maid and Odwalla), and private label products.

There has recently been significant interest in the organic foods segment by conventional foods manufacturers. Groupe Danone has recently acquired a significant minority interest in Stonyfield Farm; General Mills Corporation has acquired Cascadian Farms, a leading organic food products company; H.J. Heinz Company has a significant investment in Hain Celestial Group, Inc., the largest organic food company in the U.S.; and Dean Foods Company has acquired White Wave, the leading producer of organic soy milk in the U.S.  If traditional food companies acquire or partner with existing organic brands, they could leverage their existing retail distribution to compete more effectively with us in the organic foods segment.

In the U.K., the largest competitor to our Rachel’s Organic brand of yogurt is Yeo Valley Organic, which produces organic dairy products and has the leading market share of organic yogurt. Traditionally, in the U.K. the organic fluid milk business has been dominated by private label products with few branded products.

Intellectual Property Rights

Our logos and product packaging are integral to our success, and we take action to protect against imitation of our logos and packaging and to protect our trademarks and copyrights as necessary. We currently have eight registered trademarks with the United States Patent and Trademark Office. Our U.S. trademark registrations can be renewed perpetually. In addition, we have twenty-two registered trademarks in other countries.

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

On a monthly basis federal and state market orders determine the minimum price processors and manufacturers are required to pay for farm milk. The minimum prices vary according to how the milk is used. Class I milk is used for fluid milk processing. Class II milk is used for fluid cream products and soft manufactured products, such as yogurt and ice cream. Class III milk is used for the production of cheeses. Class IV milk is used for manufacturing butter and dry milk products. Class I milk receives the highest price and varies by region. Class II, III and IV prices are the same throughout the U.S. In each order, total value of milk in all classes is “pooled” together to determine the minimum average or “blend” milk price that must be paid by processors and manufacturers for farm milk. Like the Class I price, the minimum producer price is adjusted by region. Dairy processors and manufacturers with a class value above the blend value pay into the pool while processors and manufacturers with a class value below the blend value draw from the pool. This process equalizes dairy producer payments and allows all of the milk farmers within the region to share in the higher price paid for Class I use.

We contract with milk processors to process our organic fluid milk products and, in some cases, are responsible through those processors for pooling charges and administrative assessments, the costs of which are passed through to us by the processors of the organic milk. These pooling and administrative assessment charges are assessed retroactively on a monthly basis, and are not known or predictable, with certainty, in advance.

The state of California has similar pooling charges. However, we and another dairy are currently challenging the constitutionality of these pooling charges. There can be no assurance of a successful outcome to this challenge.

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

Compliance with existing or new regulations may require us to make significant capital expenditures and to incur higher costs. In addition, we may be subject to additional laws or regulations administered by the USDA or other federal, state, foreign or local regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. We cannot predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future. Such laws could, however, require the reconfiguration of production, processing and transportation methods of our products, including but not limited to more onerous food safety, labeling, and packaging requirements; increased compliance regulations for waste management; increases in transportation costs; higher costs under the Federal Milk Marketing Order System or similar state or regional programs; and greater uncertainty in production and sourcing estimates.

Employees

As of December 31, 2002, we had 203 full-time and 43 part-time employees in the U.S. and 84 full-time and 8 part-time employees in the U.K. We believe that our relations with our employees are good.

Available Information

Our internet address is horizonorganic.com.  We make available free of charge and through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

You should carefully consider the following risks before purchasing shares of our common stock. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You should also refer to the other information contained or incorporated by reference in this report, including the financial statements and related notes. In addition, the risks described below are not the only ones that we are facing. We have only described the risks that we are presently aware of and consider to be material. However, there may be additional risks that we view as not material or of which we are not presently aware. If any of the events described below were to occur, our business, prospects, financial condition, results of operations, or cash flow could be materially adversely affected.

If we fail to continue to develop and maintain our brands, we could lose existing customers and may not be able to generate growth.

We believe that developing and maintaining our Horizon Organic, Rachel’s Organic and The Organic Cow of Vermont brands is critical to our success. Our success in promoting and enhancing our brands will depend on our ability to provide customers with consistently high quality products. We intend to increase our marketing efforts to create and maintain brand loyalty and to increase the awareness of our brands as the premiere choice for certified organic products. However, there can be no assurance that we will increase our marketing efforts or that we will allocate our marketing resources as planned, which could adversely affect brand loyalty and brand awareness. We intend to increase our stock keeping units, or SKUs, in retail locations, create new usage opportunities for our current products, such as changes in portions, sizes or flavors, and introduce new product lines. If we are unable to develop and maintain brand loyalty, we will not be able to effectively generate growth.

If we fail to maintain our product quality, our brand image would be negatively affected.

We differentiate our products through brand, quality standards and organic certification. Should we experience quality control issues, such as our products containing microbiological material in quantities in excess of published health standards, or if we or any of our suppliers and processors lose their organic certifications, or if we provide products, even in small amounts, that are found not to comply with the Organic Standards, our brand image could be harmed. If the distributor or retail seller improperly stores our products or does not remove our products from the shelves after the expiration date, the quality of our products may be affected, which could damage our brand image. In addition, from time to time we enter into brand licensing agreements. Customer dissatisfaction or performance issues with any of our licensees could have an adverse impact on our reputation and the perception of our brands.

Adverse publicity could negatively impact our brand image and our financial condition.

From time to time we have received consumer complaints regarding illness allegedly caused by our products. While such claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim will not result in adverse publicity for us or the payment by us of monetary damages, either of which could materially and adversely affect our brand image, financial condition and results of operations. There can be no assurance that our insurance coverage will be adequate to protect us against the adverse financial impact of a product liability claim, or that such insurance will continue to be available to us on reasonable terms in the future. A product recall or a product liability judgment against us, regardless of whether it is covered by insurance, would have a material negative impact on our brand image.

If we cannot sell our Idaho Dairy, our financial results may be impacted.

On May 1, 2002, we announced that we were in negotiations for the sale of our Idaho Dairy to an experienced dairy farmer. Initially, we expected to enter into a definitive agreement and close with the buyer by June 30, 2002. We experienced unexpected delays from the buyer’s due diligence and financing efforts. We currently expect to enter into a definitive agreement when the buyer obtains a financing commitment and close the transaction in the spring of 2003. In addition, we did not renew the management agreement for our Colorado herd, which expired on September 30, 2002. Most of the animals that were part of the Colorado herd were transferred to the Idaho Dairy and will be included as part of the sale.   As a result of our decisions to sell the Idaho Dairy and not renew the management agreement for our Colorado herd, we revised our financial statements to classify these operations as discontinued operations.  Until we close the sale of the Idaho Dairy, we will continue operating the dairy.  There can be no assurance that we will enter into a definitive agreement with this prospective buyer in the time frame we expect, or that if we do, that the transaction will close in the time frame we expect, if at all.  In the event this transaction does not occur, we will continue to seek a buyer for the Idaho Dairy.  If we are unable to complete the sale of the Idaho Dairy on the terms we expect, and we sell it for a price below what we currently anticipate, whether to the prospective buyer or a new buyer, we will record an incremental loss equal to the difference between the book value and the ultimate sales price.  If we choose not to sell the assets and decide to operate the Idaho Dairy, we would need to reverse our discontinued operations accounting treatment. If we do so, there can be no assurance that we will be able to operate the Idaho Dairy at a profit. In addition, we will have less cash for working capital. Any increased loss on disposal or reversal of our current accounting treatment could have a significant impact on our financial condition and results of operations.

If we complete the sale of the Idaho Dairy, we will rely on a single supplier for approximately 35% of our current organic raw milk.

If we complete the sale of the Idaho Dairy and enter into the long-term supply agreement with the buyer, we will rely on a single supplier to provide us with approximately 35% of our current organic raw milk at the expected fair market value. We cannot guarantee that this supplier will be able to continue meeting our needs or that this supplier will have the amounts or capacity available when we need it. In the event that this supplier is unable to meet our needs, we may be required to find other suppliers of organic raw milk. If the supply of organic raw milk is less than the demand, we may be required to pay premium prices for the organic raw milk we need. If we incur these higher costs, our margins will decrease and our profitability will suffer.

Third-party infringement on our intellectual property rights could negatively impact our brand image.

Our product packaging and merchandising designs are integral to our success, and we take action to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. We currently have 8 trademarks registered in the U.S. and 22 trademarks registered in other countries. There can be no assurance that third parties will not infringe on or misappropriate our trademarks, trade dress and other proprietary rights. In addition, our proprietary rights may not be similarly protected under the laws of certain foreign countries as they are under U.S. laws.

If we fail to develop and expand our Rachel’s Organic brand, the growth and profitability of our U.K. operations could be jeopardized.

The development and expansion of the Rachel’s Organic brand image and product line is important to the future success of our company. Historically, we have offered only a limited selection of yogurt and other dairy products under the Rachel’s Organic brand. During 2002 we decided to capitalize on the positive consumer perception of the Rachel’s Organic brand by expanding it to include a full product line, including products developed specifically for the U.K. market.

In December 2001, we entered into an agreement with Dairy Crest Limited, the largest dairy company in the U.K., to distribute our Rachel’s Organic fluid milk products to Dairy Crest’s home delivery customers. In addition, Dairy Crest has replaced all of the organic milk brands it offers to retail customers with our Rachel’s Organic brand. Dairy Crest currently distributes Rachel’s Organic fluid milk products to selected Sainsbury’s, Tesco and Safeway stores. While U.K. consumers have accepted certain Rachel’s Organic branded dairy products, there is no assurance that they will accept our Rachel’s Organic brand on a larger scale. If we cannot successfully develop and expand our Rachel’s Organic brand, our profitability and growth would be negatively affected.

If we fail to manage our supply chain efficiently, we may increase our operating costs and reduce our operating margins.

Our supply chain is complex. We rely on third parties for our raw materials and for the production, processing and transportation of our products. The inability of any of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Most of our products are perishable and require immediate processing and transportation to retail outlets. Our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand, or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. In addition, we cannot guarantee that our suppliers will be able to meet our needs or that amounts or capacity will be available when needed. Shipping and transportation costs are a large portion of our operating expenses and such costs can fluctuate based on our ability to schedule full truckloads for delivery and volatility in fuel and labor costs. If we are not able to manage our supply chain efficiently to insure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

Volatility in the cost of organic farm products could increase our cost of sales and reduce our gross margin.

Organic feed represents a material portion of the cost of producing organic milk. Our cost to produce or purchase raw organic farm products, including organic feed, from our suppliers can fluctuate depending on many factors, including weather patterns, outbreaks of livestock epidemics, economic and political conditions and the pricing volatility of the conventional dairy product market. In addition, we must compete with entities involved in other aspects of organic food production having substantially greater resources than us for limited supplies of raw organic farm products, particularly organic feed. If the cost of organic raw farm products increases due to any of these factors, we may not be able to pass along the increased costs to our customers.

We may not be able to continue, or to effectively manage, our rapid growth.

We have grown at a rapid pace, both internally and through acquisitions. Our expansion has placed, and will continue to place, significant demands on our administrative, marketing, financial, operational and management personnel and systems. We cannot assure you that we will be able to enhance or maintain our brand image and recognition, expand our product lines and retail distribution, manage costs, adapt our infrastructure and modify our systems to accommodate future growth. In the fall of 2001 and during 2002, we implemented new enterprise-wide information systems to better manage our business; however, there is no assurance that our new systems will be adequate to meet our future needs. We may expand our product lines, in part, through acquisitions of complementary businesses or products and joint ventures with strategic partners. We may be unable to successfully integrate acquired companies or joint venture partnerships into our existing businesses. We may encounter problems in connection with the integration of any new businesses, such as:

•                                          transitioning non-organic food companies to meet our organic standards;

•                                          transitioning or incorporating acquired brands with our three core organic brands;

•                                          unanticipated quality and production issues with acquired products;

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

We compete with conventional, natural and organic dairy products for consumer dollars and retail shelf space. We have many competitors in the organic dairy products market, most of which compete on a regional basis. There also has been significant interest in the organic foods segment by conventional food manufacturers such as Group Danone, the maker of Dannon yogurt, the General Mills Corporation and the Heinz Corporation. If traditional food companies acquire organic brands, they could compete more effectively than us in the organic foods segment or make it uneconomical for us to introduce new products. Our juice products also compete with conventional, natural and organic juice products, including brands manufactured by large companies such as Coca-Cola and PepsiCo having significantly greater financial, marketing and advertising resources and distribution systems. In the U.K., our first new product introduction under the Rachel’s Organic brand name was organic fluid milk. Our organic fluid milk is one of the few branded products in a market previously dominated by private label products. We cannot guarantee that we will be able to compete successfully or that such competition in any of our product markets will not result in price reductions or in decreased retail distribution or consumer demand for our products.

If consumer preferences for organic foods decline or if we fail to anticipate consumer preferences, our business could be negatively affected.

Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. We believe that our growth to date has been due, in large part, to increased awareness of food safety issues and a growing consumer preference for a healthy lifestyle. Our brand image is built on the basis that our organic products are environmentally responsible, safe and of the highest quality. However, the market for organic food products, including our products, is subject to changing consumer trends, demands and preferences. Our failure to anticipate, identify or react to these changes could lead to, among other things, reduced demand and price reductions, which could have a material adverse effect on our business. We intend to introduce additional products; however, there is no assurance that consumers will adopt our new products.

Increases in charges under the United States Dairy Support Program and Federal Milk Marketing Order Program could adversely affect our cost of sales and gross margin.

Farm milk pricing is regulated by the federal government through federal market orders and price support programs, and state governments can regulate farm milk pricing by establishing their own market order programs or by forming compacts that establish minimum prices for milk. As a result of these regulations, we must pay “pooling” and other charges under the support programs and administrative assessments for government mandated marketing programs. These pooling and administrative charges are assessed retroactively on a monthly basis and are not known or predictable, with certainty, in advance. If these charges increase to levels higher than we anticipate, our cost of sales and gross margin would be negatively affected.

Changes in federal, state and local regulations may cause us to incur additional compliance costs.

In order to claim that our products are certified organic, we must be able to demonstrate that all of the feed, farm operations, fluid milk and processing steps involved in the production of the finished goods meet certain standards. In December 2000, the U.S. federal government adopted final national organic regulations that became effective in October 2002. These regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic.” While we believe our products and our supply chain are in compliance with these regulations, there is no assurance that the regulations will not be modified in the future, causing us, or our suppliers, to incur additional costs to remain in compliance. Any or all such actions could negatively affect our business.

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

•                                          changes in supply and demand and retail distribution and the impact of these changes on our sales and gross margin; and

•                                          milk pooling charges assessed monthly in arrears, which vary from month to month.

Supply of organic raw farm products has historically been less than demand. As a result, we have entered into fixed-rice contracts for organic raw farm products under which we pay premium prices to ensure our supplies. If supply grows faster than demand as it has recently in the U.K. organic market while these pricing arrangements are in effect, we will be contractually obligated to pay premium prices for our organic raw farm products while market prices decline. In addition, if the supply of organic raw milk is greater than the demand and we are unable to convert our excess supply into other dairy products, we may be forced to sell these excess supplies into the conventional market for prices lower than we originally paid. If we incur higher costs as part of our production process or sell our excess supplies for prices lower than we originally paid, our margins will decrease and our profitability will suffer.

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

Although we are a publicly traded company, the volume of trading activity in our stock is still relatively limited, allowing small amounts of trading activity to cause fluctuations in our stock price.

Preemptive rights held by one of our stockholders could make the sale of our company difficult.

One of our stockholders, Dean Foods Company, has preemptive rights, rights of first negotiation to acquire us, rights of first refusal on certain transfers and registration rights pursuant to stockholder agreements with us and with certain of our principal stockholders. These rights, if exercised, could force delays in negotiating and completing transactions that may be favorable to us and to our stockholders and negatively affect our stockholders’ ability to receive payment for their shares equal to the payment premium they would receive if such rights did not exist. In addition, these rights, even if not exercised, may cause potential buyers to decide not to submit offers for our company or to submit offers based on substantially lower valuations of our company.

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

ITEM 2.                             PROPERTIES

We own or lease the following properties.

•                                          We own two farms, the Idaho Dairy and the Maryland Dairy. The Idaho Dairy consists of over 3,800 acres, including 22,755 square feet of production and office space. The Maryland Dairy consists of over 450 acres, including 109,059 square feet of production and office space (including barns).

•                                          In March 2000, we purchased an additional farm consisting of 607 acres in Wilton, California. We do not operate this farm and it is held for sale.

•                                          We lease approximately 370 acres of agricultural land including pasture in Idaho near the Idaho Dairy for our replacement heifer raising facility.  The lease expires on December 1, 2006.

•                                          We lease a 31,306 square foot facility in Longmont, Colorado for our corporate headquarters.  The lease expires on August 31, 2007.

•                                          We lease the U.S. Naval Academy Dairy near Annapolis, Maryland where we have built and maintain the Horizon Organic Farm and Education Center.  The lease expires on September 30, 2009 and has 2 five-year extension options.

•                                          We lease approximately 1,000 square feet of office space and 19,645 square feet of milk processing space in the U.K. We closed our U.K. milk processing facility in July 2002. The lease expires on June 1, 2015.

•                                          We own approximately 14,840 square feet of office and production space in Wales, U.K., that houses our Rachel’s Dairy operations.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the Nasdaq National Market under the symbol “HCOW.”  The following table identifies the high and low sales price per share of our common stock as reported by the Nasdaq National Market for the years ending December 31, 2002 and 2001.

	High	Low
Year Ended December 31, 2002
First Quarter	$17.40	$12.72
Second Quarter	$19.26	$14.87
Third Quarter	$18.24	$11.65
Fourth Quarter	$17.24	$14.42

Year Ended December 31, 2001
First Quarter	$6.625	$4.125
Second Quarter	$9.71	$4.45
Third Quarter	$11.98	$8.00
Fourth Quarter	$17.21	$9.95

On March 3, 2003, the last reported sales price of our common stock on the Nasdaq National Market was $13.65 per share and there were 252 shareholders of record of our common stock.

Since January 1, 2002, we have not sold or issued any unregistered securities.

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

ITEM 6.                             SELECTED CONSOLIDATED FINANCIAL DATA

                The selected financial data below presents our consolidated financial information. The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes, included elsewhere herein.  The financial data pertaining to 2002, 2001 and 2000 is derived from our consolidated financial statements included in this report.  The financial data pertaining to 1999 and 1998 is derived from our audited financial statements not included in this report.

	Fiscal Year Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	Dec. 31, 1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$187,537	$158,870	$127,206	$84,771	$49,271
Cost of sales	127,681	111,847	89,406	59,217	33,029
Gross profit	59,856	47,023	37,800	25,554	16,242
Selling expenses	41,390	31,341	25,387	18,399	11,007
General and administrative expenses	10,704	8,036	8,963	6,186	2,871
Intangible assets amortization	1,307	3,115	2,389	1,058	311
Operating income (loss)	6,455	4,531	1,061	(89)	2,053
Other income (expense), net	(545)	(1,750)	(548)	1,837	985
Income from continuing operations before income taxes and extraordinary item	5,910	2,781	513	1,748	3,038
Income tax expense	(2,305)	(1,119)	(221)	(743)	(1,302)
Income from continuing operations	3,605	1,662	292	1,005	1,736
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd	(4,954)	131	399	691	(1,463)
Income tax benefit (expense) from discontinued operations	1,316	(53)	(172)	(294)	627
Extraordinary item, net of income tax(1)	—	—	—	—	(414)
Net income (loss)	$(33)	$1,740	$519	$1,402	$486
Income from continuing operations per basic share(2)	$.35	$.16	$.03	$.10	$.24
Income from continuing operations per diluted share(2)	$.34	$.16	$.03	$.10	$.22
Income (loss) from discontinued operations per basic share(2)	$(.35)	$.01	$.02	$.05	$(.17)
Income (loss) from discontinued operations per diluted share(2)	$(.34)	$.01	$.02	$.04	$(.16)
Net income (loss) per basic share(2)	$(.00)	$.17	$.05	$.15	$.07
Net income (loss) per diluted share(2)	$(.00)	$.17	$.05	$.14	$.06
Weighted average shares outstanding:
Basic	10,204	10,007	9,796	9,668	7,339
Diluted	10,583	10,213	10,030	9,992	7,742

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,382	$3,534	$2,438	$3,693	$14,384
Working capital	23,250	21,885	23,714	18,436	28,298
Total assets	128,207	129,268	132,164	84,612	69,356
Long-term debt, less current portion	14,110	40,313	45,685	11,337	4,923
Total stockholders’ equity	65,653	60,754	58,644	57,888	55,970

(1)                                  The extraordinary item relates to the early extinguishment of the senior subordinated promissory notes and is comprised of the write off of unaccreted discount of $667,000.  The write off was charged to expense and is classified as an extraordinary item net of tax benefit of $253,000 in our consolidated statements of operations for the year ended December 31, 1998.

(2)                                  Net income (loss) per share is computed using the weighted average number of common shares (basic) and common and common equivalent shares (diluted) outstanding during the year. See note 2 to our Consolidated Financial Statements.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1 of this report and the consolidated financial statements and accompanying notes attached to this report. This section contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements for many reasons, including the factors described below and in the section titled “Risk Factors”.

Overview

We produce and market the leading brands of certified organic fluid milk and a full line of branded, refrigerated organic dairy products, juices and desserts. We market our products under the Horizon Organic and The Organic Cow of Vermont brand names in the U.S., and the Rachel’s Organic brand name in the U.K. In addition, we license our Horizon Organic brand for use on organic milk and dairy products in Japan and for organic eggs in the U.S. According to Information Resources, Inc, a market research firm, our organic fluid milk had an approximately 70.0% market share of all organic milk sold in conventional supermarket chains in the U.S. during the twelve weeks ended December 31, 2002.

Our company was founded in Boulder, Colorado in 1991. We introduced our first products, organic nonfat yogurts, in 1992, with organic fluid milk following in 1993. Initially, we contracted for our supply of organic milk products with a Wisconsin-based cooperative. At the time, there was a limited supply of organic fluid milk available for purchase by dairies. In 1994, we made a strategic decision to begin developing our own organic milk supply. We began by building a herd of organic cows at a dairy farm in Idaho, which we subsequently acquired in 1997. Also in 1997, we acquired a dairy farm in Maryland in order to develop an internal organic fluid milk supply for the eastern United States. In 1999, we entered into a herd management agreement with a third party to manage an additional herd of organic cows in Colorado.

In 1995, we began focusing on expanding and integrating a nationwide production, processing and distribution system. As part of our efforts to increase our distribution, in April 1998, we acquired the largest brand of organic dairy products in the metropolitan New York region and rebranded it under our Horizon Organic label. In April 1999, we acquired The Organic Cow of Vermont brand name. We continue to market products under this brand in the New England region.

In 1999, we began selling our products in Europe by acquiring Rachel’s Dairy Limited, a U.K. company that processes, markets and distributes organic yogurts, butters and creams. In 2000, we furthered our presence in the U.K. by acquiring Meadow Farms Limited, the leading processor and supplier of organic fluid milk in the U.K. Meadow Farms sold primarily private label products at the time of our acquisition. In 2002, we introduced organic fluid milk products under the Rachel’s Organic brand as a result of strong U.K. consumer support for the Rachel’s Organic brand. In December 2001, we entered into a processing and distribution agreement with Dairy Crest, the largest dairy foods company in the U.K., that provides for them to distribute our Rachel’s Organic dairy products throughout the U.K. and to replace all of Dairy Crest’s branded organic fluid milk with Rachel’s Organic branded milk.

In 2001, we made a strategic decision that the rising interest in organic farming would allow us to secure a sufficient supply of organic fluid milk from third parties and that it was no longer necessary for us to invest capital to expand our company-owned farms. On May 1, 2002, we announced that we were in negotiations to sell our Idaho Dairy to an experienced dairy farmer. Initially, we expected to enter into a definitive agreement with the buyer and close by June 30, 2002. We experienced unexpected delays from the buyer’s due diligence and financing efforts. We currently expect to enter into a definitive agreement and close the transaction in the spring of 2003. In conjunction with the definitive agreement, we intend to enter into a long-term supply agreement with the buyer for organic fluid milk at the expected fair market value. In addition, the management agreement lapsed for our Colorado herd, which expired on September 30, 2002. Most of those assets were transferred to the Idaho Dairy prior to, and will be included as part of, the sale. As a result of our decisions to sell the Idaho Dairy and not renew the management agreement for our Colorado herd, we revised our financial statements to classify these operations as discontinued operations. Until we close the sale of the Idaho Dairy, we will continue operating the dairy. There can be no assurance that we will enter into a definitive agreement with this prospective buyer in the time frame we expect, or that if we do, that the transaction will close in the time frame we expect, if at all. In the event this transaction does not occur, we will continue to seek a buyer for the Idaho Dairy. We believe that the decision to sell these farm assets will allow us to focus on developing additional products, marketing our brands and pursuing acquisitions.

We sell our products in the U.S. primarily through Acosta, an external food broker and one of the largest national food brokers, and our internal sales force. Our agreement with Acosta provides us with outsourced sales and category management support through its approximately 8,000 sales representatives. Our customers are natural foods supermarkets, supermarket chains, mass merchant retailers, specialty food retailers and food manufacturers who use our organic products as ingredients. Domestic sales accounted for approximately 82.3%, 79.9% and 82.5% of total net sales in 2002, 2001 and 2000, respectively. International sales accounted for approximately 17.7%, 20.1% and 17.5% of our total net sales in 2002, 2001 and 2000, respectively. We have distribution arrangements with United Natural Foods, Inc., a national distributor headquartered in Dayville, Connecticut, and H.P. Hood, Inc., a dairy processor and distributor headquartered in Boston, Massachusetts. Each of these arrangements accounted for 14.2% and 10.6%, respectively, of our total sales in 2002. In addition, sales to Safeway and its affiliates in the U.S. represented 11.7% of our total sales in 2002. In the U.K., we sell our products through the sales force of Dairy Crest, pursuant to our agreement, as well as our internal sales force. In addition to increased retail distribution, our agreement with Dairy Crest includes distributing our Rachel’s Organic branded fluid milk through Dairy Crest’s home delivery system. In addition, sales to Sainsbury’s, one of the leading supermarket chains in the U.K., represented 10.7% of our total sales in 2002.

We derive revenue primarily through product sales. Net sales include product sales, less product returns, if any, and allowances. Product sales are comprised primarily of sales of organic fluid milk, organic yogurts, organic butters, organic cheeses and organic juices. Revenue is recognized upon transfer of title at the time of shipment to or pickup by a customer.

Cost of sales includes the cost of raw materials, including milk purchased from our Idaho Dairy and Colorado herd which are included in discontinued operations, processing fees, inbound freight costs, milk pooling charges and operating income or loss from Maryland farm operations. The costs of our farm operations include all costs associated with the milk production from our Maryland organic dairy herd which is included in continuing operations. Such cost factors primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses and fixed asset depreciation. We depreciate our Maryland farm assets using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Cattle are depreciated using a straight-line method over five years commencing with their first milking and have a capitalized cost based on purchase price plus pre-production costs.

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

Processing fees include payments made to our dairy and juice processors to process and package raw ingredients into organic milk, dairy and juice products. Inbound freight costs include all raw material inbound shipping costs to the processors. Milk pooling charges include charges incurred by our processors as calculated by the Federal Milk Market Order System. Because the pooling charge assessments are received from the Market Administrators one month in arrears, we adjust the prior month’s estimates to actual amounts charged.

Gross profit includes net sales less cost of sales.

Selling expenses consist of all expenses required to market and sell our products, including our direct selling, marketing and distribution costs.

General and administrative costs are comprised of all costs of operations and corporate support not specifically included in any of the items above. Most of our depreciation expense is included in this line item.

Intangible assets amortization includes the amortization of goodwill resulting from the acquisitions of Meadow Farms and Organic Matters in 2000 and Rachel’s Dairy in 1999. It also includes amortization of intangible assets acquired from the Juniper Valley brand purchase in 1998 and The Organic Cow of Vermont brand purchase in 1999. As of January 1, 2002, we adopted the provisions of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, or SFAS 142, which requires that all goodwill and certain identifiable intangible assets no longer be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement.

Discontinued operations includes the net costs of our milk production from our Idaho Dairy and Colorado herd which are assets held for sale. Such costs primarily include organic feed, cattle depreciation, cull losses, payroll, general operating expenses, fixed asset depreciation prior to triggering discontinued operations, goodwill amortization, interest expense and expected loss on disposal which includes transaction costs. We ceased depreciating our assets held for sale upon their classification as such and recognized on the measurement date of March 31, 2002 the expected loss on disposal. Prior to the measurement date, we depreciated our Idaho Dairy and Colorado herd assets using the straight-line method over the estimated useful lives, which ranged from 3 to 27 years. Cattle were depreciated using a straight-line method over five years commencing with their first milking and had a capitalized cost based on purchase price plus pre-production costs. We follow generally accepted accounting principles for ceasing amortization of goodwill which took effect on January 1, 2002. Prior to January 1, 2002, goodwill associated with the Idaho farm was amortized and that amount was included in discontinued operations with approximately $0.2 million amortized annually.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of net sales.

	Years Ended December 31,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	68.1	70.4	70.3
Gross margin	31.9	29.6	29.7
Selling expense	22.1	19.7	20.0
General and administrative expense	5.7	5.1	7.0
Intangible asset amortization	0.7	2.0	1.9
Total operating expenses	28.5	26.7	28.9
Operating income	3.4	2.9	0.8
Other income (expense), net	(0.3)	(1.1)	(0.4)
Income from continuing operations before income taxes	3.2	1.8	0.4
Income tax expense	(1.2)	(0.7)	(0.2)
Income from continuing operations	1.9	1.0	0.2
Income (loss) from discontinued operations, net	(1.9)	—	0.2
Net income (loss)	(0.0)%	1.1%	0.4%

Year ended December 31, 2002 compared to year ended December 31, 2001

Net Sales.  Net sales increased by 18.0%, or $28.6 million, to $187.5 million in 2002 from $158.9 million in 2001. Net sales from U.S. operations increased 21.6%, or $27.4 million, to $154.4 million from $127.0 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels. Changes in our U.S. product category sales were as follows:

Fluid Milk

•                                          Total fluid milk sales increased 20.3%, or $18.4 million, to $109.1 million in 2002 from $90.7 million in 2001.

•                                          Sales of UP fluid milk increased 46.5%, or $18.9 million, to $59.6 million in 2002, from $40.7 million in 2001. This increase was primarily due to increased sales volume as we continued our expansion of UP milk to new customers throughout the year.

•                                          Sales of traditional pasteurized fluid milk decreased 0.9%, or $0.5 million, to $49.5 million in 2002 from $50.0 million in 2001. This decrease was primarily the result of decreased sales volume as some customers substituted UP fluid milk for traditional pasteurized milk. As a result of these shifts, our fluid milk product line mix shifted to 45.4% traditional pasteurized fluid milk in 2002 from 55.1% in 2001.

Other Dairy

•                                          Total net sales of our other dairy products increased 29.3%, or $9.0 million, to $39.5 million in 2002 from $30.5 million in 2001, driven primarily by increased sales of our butter, cheese and increased industrial sales.

•                                          Net sales of yogurt increased 12.4%, or $1.1 million, to $9.7 million in 2002 from $8.6 million in 2001.  This increase was due to increased sales volume.

•                                          Net sales of butter increased 29.5%, or $2.3 million, to $10.2 million in 2002 from $7.9 million in 2001.  This increase was primarily due to increased sales volume.

•                                          Net sales of cheese increased 25.5%, or $1.2 million, to $5.9 million in 2002 from $4.7 million in 2001.  This increase was primarily due to increased sales volume.

•                                          Net sales of industrial products, such as powder and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants and other service providers, increased 46.2%, or $1.9 million, to $5.9 million in 2002 from $4.0 million in 2001. This increase was primarily the result of increased sales volume from our introduction of yogurt and single-serve milk products into food service outlets.

Juice

•                                          Net sales of our juice products decreased 4.2%, or $0.3 million, to $7.9 million in 2002 from $8.2 million in 2001.  This decrease was the result of a decrease in sales volume. We believe that this decrease was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

International

•                                          Net sales from international operations increased 3.9%, or $1.2 million, to $33.1 million in 2002 from $31.9 million in 2001.  Expressed in British pounds, sales decreased 0.4%; however, shifts in the exchange rate in the two periods produced the dollar-denominated increase.  There were no material fluctuations in average sales price or sales volume during 2002 from 2001, despite the loss of two private-label customers and the replacement of that business with new Rachel’s Organic branded sales.

•                                          Net sales of Rachel’s Organic branded products, which in 2002 included fluid milk in addition to what it consisted primarily of in 2001 of yogurt, double cream, crème fraiche and butter increased 164.8%, or $9.1 million to $14.6 million in 2002 from $5.5 million in 2001.  Expressed in British pounds, sales increased 153.5%; however, shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase.

•                                          We anticipate that the net sales of Rachel’s Organic branded products will continue to increase as we continue our introduction of branded fluid milk under the Rachel’s Organic brand.  Previously, our fluid milk sales were either private label or branded under the Horizon Organic label.  In early 2002, we replaced Horizon Organic branded milk with Rachel’s Organic branded milk to leverage the existing strength of the Rachel’s Organic brand.  As part of our December 2001 agreement with Dairy Crest Limited, in February 2002 Dairy Crest replaced its brands of organic fluid milk with Rachel’s Organic branded fluid milk in its direct home delivery system and in grocery stores throughout the U.K.

Cost of Sales and Gross Profit.  Cost of sales increased 14.2%, or $15.9 million, to $127.7 million in 2002 from $111.8 million in 2001. The increase in cost of sales was primarily the result of our increased sales volume. Gross profit increased 27.3%, or $12.9 million, to $59.9 million in 2002 from $47.0 million in 2001. As a percentage of net sales, gross profit increased to 31.9% in 2002 from 29.6% in 2001. Our gross profit in the U.S. increased to 33.7% in 2002 from 31.4% in 2001 primarily due to better matching of supply and demand in our U.S. milk supply during 2002, which resulted in fewer sales of organic milk as conventional milk at lower conventional prices, versus 2001 and partially due to increased efficiencies and economies of scale gained with our U.S. processors during 2002. Our gross profit in the U.K. increased to 23.7% in 2002 from 22.2% in 2001. This was primarily the result of the increased Rachel’s Organic branded sales during 2002 versus 2001 and improved processing and packaging efficiencies from the Dairy Crest agreement. Branded product sales generally yield a higher gross profit than sales of private label products.

Selling Expenses.  Selling expenses increased 32.1%, or $10.1 million, to $41.4 million in 2002 from $31.3 million in 2001.  This increase was a result of increased U.S. sales support in the form of increased trade promotion, consumer promotion, billboard and national magazine advertising, and a national public relations campaign in conjunction with the October 2002 implementation of the new USDA organic regulations.  As a result, selling expenses as a percentage of net sales increased to 22.1% in 2002 from 19.7% in 2001.

General and Administrative Expenses.  General and administrative expenses increased 33.2%, or 2.7 million, to $10.7 million in 2002 from $8.0 million in 2001. This increase was primarily due to increased general overhead, including primarily salaries and benefits and consulting fees, and partially due to increased depreciation and administrative costs related to the information system installed in October 2001. As a result, our general and administrative expenses as a percentage of net sales increased to 5.7% in 2002 from 5.1% in 2001.

Intangible Asset Amortization.  Intangible asset amortization expenses decreased 58.0%, or $1.8 million, to $1.3 million in 2002 from $3.1 million in 2001. This decrease was a result of our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that we cease to amortize goodwill and requires review for impairment at least annually in accordance with the provisions of this statement.

Other Income (Expense), Net.  Other income (expense), net decreased 68.8%, or $1.3 million, to $0.5 million expense in 2002 from $1.8 million expense in 2001. The decrease was primarily attributable to a decrease in the average interest rate on our debt facilities and partially attributable to a decrease in our outstanding debt balances.  Our average interest rate on our LIBOR-based debt facilities decreased to 4.4% for 2002 from 7.0% in 2001.

Income Tax Expense.  Income tax expense increased 105.9%, or $1.2 million, to $2.3 million in 2002 from $1.1 million in 2001. Our effective income tax rate decreased to 39.0% in 2002 from 40.3% in 2001 resulting from ceasing to amortize goodwill, pursuant to the adoption of SFAS 142, that otherwise was not deductible for tax purposes.

Income From Continuing Operations.  Income from continuing operations increased 116.9%, or $1.9 million, to $3.6 million in 2002 from $1.7 million in 2001.

•                                          Income from continuing operations for U.S. operations increased 25.3%, or $0.7 million, to $3.4 million in 2002 from $2.7 million in 2001.

•                                          Income (loss) from continuing operations for international operations increased 115.9%, or $1.3 million, to income of $0.2 million in 2002 from a loss of $1.1 million in 2001.

Income (loss) from Discontinued Operations, Net.  Income (loss) from discontinued operations, net decreased $3.7 million to a loss of $3.6 million in 2002 from income of $0.1 million in 2001. The decrease was primarily due to the anticipated loss including all transaction costs on disposal of the Idaho Dairy, including the transferred Colorado herd, of $3.4 million after income taxes, and partially due to increased costs of production, which consists of feed and cattle costs of the Idaho Dairy and Colorado herd operations.

If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Had we not determined to sell our Idaho Dairy, including the transferred Colorado herd, the results of the Idaho Dairy’s operations would not have included loss on disposal charges of $1.9 million net of income taxes because we would not have incurred these anticipated losses associated with the disposal of the Idaho Dairy. These disposal losses consist of transaction costs and write downs to expected net realizable value, including charges equal to normal depreciation through the expected transaction close date. Accordingly, for 2002, an operating loss before interest and income taxes of $1.1 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $58.8 million for 2002. For 2001, operating income before interest, amortization and income taxes of $2.0 million from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $49.0 million for 2001. Additionally, if we had included the Idaho Dairy’s operations and the Colorado herd operations with continuing operations and had not incurred an anticipated loss on disposal of $1.9 million net of income taxes during 2002, we would have reported net income of $1.9 million, or $.18 per diluted share, for 2002, and our reported net income would have remained $1.7 million, or $.17 per diluted share, for 2001.

Net Income (Loss).  Net income (loss) decreased to a loss of $33,000 in 2002 from income of $1.7 million in 2001.

•                                          Income (loss) for U.S. operations decreased $3.0 million to a loss of $0.2 million in 2002 from income of $2.8 million in 2001.   The decrease was primarily due to the anticipated loss on disposal of the Idaho Dairy, including the transferred Colorado herd, and partially due to increased feed and cattle costs of the Idaho Dairy and Colorado herd discontinued operations.

•                                          Income (loss) for international operations increased $1.3 million to income of $0.2 million in 2002 from a loss of $1.1 million in 2001.  The increase in income was primarily due to the decrease in intangible asset amortization and partially due to decreased interest expense.

Comprehensive Income.  Comprehensive income increased 278.7%, or $2.4 million, to $3.2 million in 2002 from $0.8 million in 2001. This increase was due to the increase in unrealized gain on translation adjustment from the British pound to the U.S. dollar. We translate our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of a period. At December 31, 2002 and December 31, 2001, we translated the British pound at an exchange rate of approximately U.S. $1.604 and U.S. $1.452, respectively.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net Sales.  Net sales increased by 24.9%, or $31.7 million, to $158.9 million in 2001 from $127.2 million in 2000. Net sales from U.S. operations increased 21.0%, or $22.0 million, to $127.0 million from $105.0 million resulting primarily from increased sales of existing products to existing accounts and continued expansion of conventional grocery distribution channels. Changes in our U.S. product category sales were as follows:

Fluid Milk

•                                          Total fluid milk sales increased 21.4%, or $16.0 million, to $90.7 million in 2001 from $74.7 million in 2000.

•                                          Sales of UP fluid milk increased 96.4%, or $20.0 million, to $40.7 million in 2001, from $20.7 million in 2000. This increase was primarily due to expansion of UP milk to new customers throughout the year.

•                                          Sales of traditional pasteurized fluid milk decreased 7.4%, or $4.0 million, to $50.0 million in 2001 from $54.0 million in 2000. The decrease was primarily the result of some customers substituting UP fluid milk distribution for traditional pasteurized milk distribution. As a result of these shifts, our fluid milk product line mix shifted to 55.1% traditional pasteurized fluid milk in 2001 from 72.3% in 2000.

Other Dairy

•                                          Total net sales of our other dairy products increased 19.6%, or $5.0 million, to $30.5 million in 2001 from $25.5 million in 2000, driven primarily by increased sales of our cheese products and increased industrial sales.

•                                          Net sales of yogurt increased 12.0%, or $0.9 million, to $8.6 million in 2001 from $7.7 million in 2000.

•                                          Net sales of butter increased 4.8%, or $0.4 million, to $7.9 million in 2001 from $7.5 million in 2000.

•                                          Net sales of cheese increased 62.6%, or $1.8 million, to $4.7 million in 2001 from $2.9 million in 2000. This resulted from the introduction of new cheese varieties and expansion of distribution of existing items.

•                                          Net sales of industrial products, such as powder and cheeses sold for further processing into finished goods, increased 36.2%, or $1.1 million, to $4.0 million in 2001 from $2.9 million in 2000. This increase also included the expansion of single-serve branded cup yogurt into food service outlets.

Juice

•                                          Net sales of our juice products increased 20.4%, or $1.4 million, to $8.2 million in 2001 from $6.8 million in 2000 principally as the result of increased distribution of our expanded flavor varieties and expanded distribution of our single–serve juice products.

International

•                                          Net sales from international operations increased 43.3%, or $9.7 million, to $31.9 million in 2001 from $22.2 million in 2000, primarily as a result of a full year of operations from our fluid milk acquisitions compared to seven months in 2000.

•                                          Net sales of Rachel’s Organic dairy products, which in 2001 and 2000 consisted primarily of yogurt, double cream, crème fraiche and butter increased 18.0%, or $0.8 million to $5.4 million in 2001 from $4.6 million in 2000.

Cost of Sales and Gross Profit.  Cost of sales increased 25.1%, or $22.4 million, to $111.8 million in 2001 from $89.4 million in 2000. The increase in cost of sales was primarily the result of our increased sales. Gross profit increased 24.4%, or $9.2 million, to $47.0 million in 2001 from $37.8 million in 2000. As a percentage of net sales, gross profit decreased to 29.6% in 2001 from 29.7% in 2000 primarily due to an increase in lower margin international private label sales. Our gross profit in the U.S. increased to 31.4% in 2001 from 30.8% in 2000. Our gross profit in the U.K. decreased to 22.2% in 2001 from 24.6% in 2000. This was primarily the result of a full year of private label organic fluid milk sales, as opposed to seven months in 2000. Private label fluid milk sales are generally made at a lower gross profit than sales of our branded products.

Selling Expenses.  Selling expenses increased 23.5%, or $5.9 million, to $31.3 million in 2001 from $25.4 million in 2000 driven primarily by increased trade and consumer promotion to support higher sales in the U.S. As a percentage of net sales, selling expenses decreased to 19.7% in 2001 from 20.0% in 2000 primarily the result of a full year of primarily private label organic fluid milk in the U.K. as a result of the Meadow Farms acquisition, as compared to seven months in 2000. We generally incur lower selling expenses with private label products.

General and Administrative Expenses.  General and administrative expenses decreased 10.3%, or 1.0 million, to $8.0 million in 2001 from $9.0 million in 2000. This decrease was primarily due to the December 2000 U.K. management restructuring. As a percentage of net sales our general and administrative expenses decreased to 5.1% in 2001 from 7.0% in 2000 primarily due to improved productivity.

Intangible Asset Amortization.  Intangible asset amortization expenses increased 30.4%, or $0.7 million, to $3.1 million in 2001 from $2.4 million in 2000. The increase was a result of a full year of amortization associated with the June 2000 acquisitions of Meadow Farms and Organic Matters in the U.K., as opposed to seven months in 2000.

Other Income (Expense), Net.  Other income (expense), net increased 219.4%, or $1.3 million, to $1.8 million expense in 2001 from $0.5 million expense in 2000. The increase was primarily attributable to a full year of interest expense in 2001 on the term note used to finance the June 2000 acquisitions of Meadow Farms and Organic Matters compared to seven months in 2000, and to a lesser extent, an increase in amounts outstanding under our line of credit, which more than offset a decrease in the average interest rate in our debt facilities. Our average interest rate for the year on our LIBOR-based debt facilities decreased to 7.0% for 2001 from 9.1% in 2000.

Income Tax Expense.  Income tax expense increased 406.0%, or $0.9 million, to $1.1 million in 2001 from $0.2 million in 2000. Our effective income tax rate decreased to 40.3% in 2001 from 43.1% in 2000 resulting from our ability to fully utilize our U.K. losses in 2001 as opposed to 2000.

Income From Continuing Operations.  Income from continuing operations increased $1.4 million to income from continuing operations of $1.7 million in 2001 from income from continuing operations of $0.3 million in 2000.

•                                          Income from continuing operations for U.S. operations increased $1.2 million to $2.7 million income in 2001 from $1.5 million income in 2000.

•                                          Loss from continuing operations for international operations decreased $0.2 million to a loss of $1.1 million in 2001 from a loss of $1.3 million in 2000.

Income from Discontinued Operations, Net.  Income from discontinued operations, net decreased $0.1 million to $0.1 million in 2001 from $0.2 million in 2000. The decrease was primarily due to increased general operating costs and feed costs of the Idaho Dairy and Colorado herd.

Net Income.  Net income increased 235.0%, or $1.2 million, to $1.7 million in 2001 from $0.5 million in 2000.

•                                          Net income for U.S. operations increased 58.9%, or $1.0 million, to $2.8 million in 2001 from $1.8 million in 2000.

•                                          Net loss for international operations decreased 14.0%, or $0.2 million, to a net loss of $1.1 million in 2001 from a net loss of $1.3 million in 2000.

Comprehensive Income.  Comprehensive income increased 218.6%, or $0.5 million, to $0.8 million in 2001 from $0.3 million in 2000. This increase was due to the increase in net income primarily caused by the increased leverage of sales volume, partially offset primarily by unrealized loss on translation adjustment from the British pound to the U.S. dollar. We translate our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of a period. At December 31, 2001 and December 31, 2000, we translated the British pound at an exchange rate of approximately U.S. $1.452 and U.S. $1.494, respectively.

Supplemental Quarterly Information

The following table sets forth quarterly unaudited financial data for the quarters of 2002 and 2001. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period.

	Year Ended December 31, 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands)

Net sales	$42,218	$44,713	$47,631	$52,975
Gross profit	13,850	14,067	14,950	16,989
Operating income	1,574	1,182	1,370	2,329

Income from continuing operations	845	647	723	1,390
Loss from discontinued operations, net	(2,519)	(294)	(399)	(426)
Net income (loss)	$(1,674)	$353	$324	$964

	Year Ended December 31, 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands)

Net sales	$37,598	$38,606	$39,009	$43,657
Gross profit	10,730	11,118	11,807	13,368
Operating income	379	698	1,182	2,272

Income (loss) from continuing operations	(132)	112	424	1,258
Income (loss) from discontinued operations, net	(103)	330	168	(317)
Net income (loss)	$(235)	$442	$592	$941

Liquidity and Capital Resources

We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

Net cash provided by (used in) operating activities was $8.7 million and $9.8 million provided by operating activities for 2002 and 2001, respectively, and $11.8 million used in operating activities in 2000.  Net cash provided by operations in 2002 was primarily attributable to a decrease in inventories of $2.6 million as well as an increase in income as adjusted by the $3.4 million non-cash loss on the disposal of the Idaho Dairy and Colorado herd, net of income taxes; depreciation and amortization charges; and an increase in loss on sale of cattle and equipment partially offset by increased prepaid and other current assets and trade accounts receivable. In 2001, net cash provided by operating activities was primarily attributable to an increase in net income as adjusted by non-cash goodwill amortization and depreciation charges along with decreases in inventories.  Net cash used in operating activities in 2000 was primarily attributable to increases in inventories of certain products and in accounts receivable, partially offset by increases in accrued expenses and in non-cash goodwill amortization charges related to the acquisitions of Meadow Farms and Organic Matters.

Net cash used in investing activities was $5.5 million, $4.7 million and $28.7 million for 2002, 2001 and 2000 respectively. Net cash used in investing activities in 2002 was primarily attributable to $3.5 million used by discontinued operations reflecting primarily its 2002 payments for feed inventories and cattle, $1.6 million used in the purchases of property and equipment net of proceeds from equipment sales and $0.5 million used in the purchase of cattle for our Maryland farm operations net of proceeds from cattle sales. The purchase of property and equipment was primarily the purchase of processing equipment, office furniture, office equipment and software. Net cash used in investing activities for 2001 was $4.7 million. Expenditures in 2001 were primarily attributable to the ongoing cattle purchases for herd maintenance, enterprise resource planning software, note receivable associated with the Dairy Crest agreement and other milk production and processing equipment.   Expenditures in 2000 were primarily attributable to the $25.9 million acquisition of Meadow Farms and the $2.1 million acquisition of Organic Matters.  In addition, ongoing cattle purchases for herd maintenance at both the discontinued operations and the Maryland Farm operations, leasehold improvements at the Horizon Organic Farm and Education Center in Maryland and enterprise resource planning software were large expenditures in 2000.

Net cash used in financing activities was $5.7 million and $4.0 million in 2002 and 2001, respectively, and net cash provided by financing activities was $39.2 million in 2000. During 2002 and 2001, the principal use of cash was the repayment of debt offset by proceeds from stock option exercises.  Cash provided by financing activities during 2000 reflects the $25.0 million term loan we entered into with US Bank to finance the Meadow Farms and Organic Matters acquisitions in addition to the increase in the line of credit balance with US Bank to finance our working capital needs.

Our cash and cash equivalents were $1.4 million at December 31, 2002 and $3.5 million at December 31, 2001. We have a five year $25.0 million term loan with US Bank, which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At December 31, 2002, the interest rate was 3.94%. At December 31, 2002 we had an outstanding balance of $17.8 million.  In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest primarily at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%.  At December 31, 2002, we had borrowed $16.2 million against the credit line facility in addition to letter of credit encumbrances on this facility of $2.5 million. Of this $16.2 million outstanding credit line balance, $15.4 million was at an interest rate of 3.94% and $0.8 million was at an adjustable interest rate of prime plus 0.75%, or 5.0%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility’s maturity date of May 31, 2003.  We expect to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt and we are working with US Bank on a plan to extend or replace our line of credit before it matures on May 31, 2003. As discussed in Part I under the heading “Risk Factors”, there can be no assurance that we will be able to consummate the Idaho Dairy sale transaction.

Our working capital of $23.3 million includes, among other current assets and liabilities, the Idaho Dairy assets held for sale, including the transferred Colorado herd, and the mortgage associated with the Idaho Dairy.  It also includes our credit line with US Bank because it matures on May 31, 2003, and is, therefore, a current liability at December 31, 2002. However, the maturity of our present credit line with US Bank is not dependent on the sale of the Idaho Dairy.

We currently anticipate that our available cash resources, funds generated by operations and available and expected credit facilities, will be sufficient to meet our presently anticipated capital needs, but may be insufficient for cash acquisitions under our corporate development program. If additional funds are required, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, or on terms that would not be dilutive to our stockholders.

Contractual Obligations and Commercial Commitments Summary

The following table summarizes the estimated future undiscounted cash obligations associated with our long-term debt, capital leases, operating leases and purchase obligations by year or group of years beginning with January 1, 2003. Long-term debt consists primarily of our $25.0 million credit line and $25.0 million term note with US Bank. These debt facilities may be declared immediately due and payable upon any event of default, as defined in the loan agreement. Events of default, as defined, include being out of compliance with our loan covenant requirements. Such covenant requirements include measures of working capital, net worth, cash flow leverage and interest and fixed charge coverage ratios. At December 31, 2002 we were in compliance with our loan covenants. Our long-term debt interest rate is primarily variable. The table below assumes a 4.0% interest rate for year 1 and 7.5% interest rate thereafter. A full percentage point fluctuation in interest rates would result in decreasing or increasing the cash interest paid by approximately $0.3 million in year one, $0.1 million in year two, and would have minimal or no effect thereafter.

Capital leases are for financing a portion of the cost of our computer software system implemented in 2001. The operating leases are primarily office, real estate and equipment rentals.

Purchase obligations are primarily milk production contracts in the U.S. and the U.K.  We believe that all purchase obligations approximate fair market value at December 31, 2002.

The table below presents our contractual obligations as of December 31, 2002.

	Payments Due by Period
	Total	2003	2004-2005	2006-2007	Post 2007
	(in thousands)

Contractual Obligations
Debt obligations including term loans, line of credit and interest	$42,592	$27,385	$15,173	$34	$—
Capital lease obligations including interest	519	417	102	—	—
Operating lease obligations	5,413	1,172	1,864	1,399	978
Purchase obligations	74,664	53,782	20,882	—	—
Total contractual obligations	$123,188	$82,756	$38,021	$1,433	$978

Related Party Transactions

Aurora Dairy Corporation.  We entered into a Dairy Herd Management and Supply Agreement on March 5, 1999 (subsequently amended on June 9, 1999 and on August 9, 2001) with Aurora Dairy Corporation whose majority owner is a former member of our board.  The agreement allowed us to provide and maintain an organic dairy herd at Aurora’s facilities in Platteville, Colorado, approximating 1,150 head milking.  Over the life of the contract, we provided the feed for the animals and paid for approximately $270,000 in equipment and leasehold improvements.  Aurora managed the herd and paid for operating expenses outside of the feed, breeding, cattle costs and the depreciation of the leasehold improvements and equipment provided by us.  The management fees varied throughout the term of the contract but required a minimum of $90,000 per month through June 30, 2002.  The contract ran from October 1999 through September 2002. The contract expired on September 30, 2002, by which time the remaining herd was transferred to our Idaho Dairy. During the “wind-down phase” from July 2002 through September 2002 we paid a management fee of $125,000 per month.

We believe the management fees were fair and equitable for three reasons.  First, the fees charged on a production basis were comparable to a price that was indicative of an equitable return on operating costs of our own dairies.  Second, the cost of the resulting milk production after freight into our dairy processor was a cost that was less expensive than other available milk supplies at the inception of the contract.   Finally, we recognized that the contract resulted in a milk supply that would be available much sooner compared to alternative supply sources at the inception of the contract.

Payments made to Aurora by us for management fees were $1,248,781, $1,840,352 and $1,460,723 during 2002, 2001 and 2000, respectively.  Additionally during these respective years, we paid Aurora $121,937, $151,092, and $83,607 for feed and cattle.  Aurora paid us $147,284, $455,475 and $395,637 during 2002, 2001 and 2000, respectively, for the purchase of cattle, feed and miscellaneous equipment.  Additionally, in April 2000 Aurora and we agreed that we would deliver to Aurora 600 head of cattle between April and June 2000.  In exchange, Aurora would deliver 600 head of cattle to us between December 2000 and March 2001.

Dean Foods.  In 1998, we entered into agreements with a significant shareholder, Dean Foods Company, formerly Suiza Foods Corporation, a manufacturer and distributor of fresh milk and related dairy products. Our agreements with Dean Foods include five-year processing and distribution agreements with three of Dean Food’s subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada; Robinson Dairy, a fluid milk processor located in Denver, Colorado; and Garelick Farms, a fluid milk processor and distributor with several locations in the northeast U.S., which does not currently process any products for us.  The processing and distribution agreement with Model Dairy provides that it will be the exclusive processor for our milk products in California and Nevada, with certain exceptions, and that it will distribute all SKUs of our organic fluid milk products which are available for sale in its territory.  The processing and distribution agreement with Robinson Dairy provides that we will not engage another processor within the state of Colorado.  One of our directors controlled Robinson Dairy at the inception of the agreement.  Per the agreement, we will pay minimum co-packing fees for processing product through December 31, 2003.  We also have products processed by Morningstar Foods, a fluid milk processor located in Gustine, California and Cultured Specialties, a dairy processor located in Fullerton and Tulare, California. Both companies are subsidiaries of Dean Foods.  We paid Dean Foods and its subsidiaries approximately $18,697,000, $13,928,000, and $7,822,000 in 2002, 2001 and 2000, respectively.

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

Director Resignation.  In connection with the resignation of Mark A. Retzloff as a director effective July 29, 2002, we entered into an agreement with Mr. Retzloff pursuant to which each of us released the other from any claim and we agreed to accelerate the vesting of stock options held by Mr. Retzloff as follows:  2,000 shares with an exercise price of $17.25 per share; 10,000 shares with an exercise price of $9.50 per share; 6,000 shares with an exercise price of $17.79 per share; and 4,500 shares with an exercise price of $7.00 per share.  These options would have terminated absent this agreement.  We incurred an expense of approximately $52,000 with respect to this agreement because the closing price of our stock on July 29, 2002 was $12.29 per share.

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most impact our consolidated financial statements are those that relate to:

•                  the reporting of our Idaho Dairy and Colorado herd operations as discontinued operations and assets held for sale beginning March 31, 2002,

•                  the recoverability of goodwill and other intangible assets,

•                  the valuation of accounts receivable in conjunction with the recognition of routine customer deductions including returns and allowances and market development support,

•                  the depreciation and capitalization of costs associated with fixed assets including cattle and

•                  the pooling accruals associated with the Federal Milk Market Order System.

Discontinued Operations and Assets Held for Sale

On March 31, 2002, we determined that our Idaho Dairy and Colorado herd met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. We have a plan in place to sell the assets of the Idaho Dairy and Colorado herd. Most of the Colorado herd was transferred to the Idaho Dairy in connection with the September 30, 2002 expiration of the management agreement for our Colorado herd with Aurora Dairy Corporation. We are in negotiations for the sale of the Idaho Dairy to an experienced dairy farmer and for a long-term supply agreement with the buyer for organic fluid milk at the expected fair market value. We currently expect to close the transactions during the spring of 2003.

Accordingly, approximately $29.9 million of the Idaho Dairy and Colorado herd assets which are expected to be disposed of have been reclassified as current assets held for sale at December 31, 2002. This compares to $5.2 million of current assets held for sale and $25.2 million of long-term assets held for sale as of December 31, 2001. Additionally, we have ceased depreciation on the assets as of the measurement date of March 31, 2002. We expect to use a substantial portion of the proceeds from the sale of such assets to repay outstanding debt or as working capital. The financial results from these operations for the current and prior periods are reported as discontinued operations.

Goodwill and Other Intangible Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that goodwill and certain identifiable intangible assets not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement.  Other identifiable intangibles with finite lives continue to be amortized over their estimated useful lives.  We performed our impairment valuation reviews as of January 1, 2002 and August 31, 2002 and concluded that there were no goodwill and other intangible asset impairment at those dates.  Moreover, there were no significant changes in our business or industry since August 31, 2002 that would have indicated additional impairment valuation reviews were warranted at December 31, 2002.  We will perform valuational impairment reviews annually on August 31 and at interim dates as conditions warrant.  If the U.K. operations fail to provide positive future net cashflows, the analysis would indicate impairment.  However, we do not expect that the results of our 2003 analysis will indicate impairment and have a material impact on our financial position.

Accounts Receivable

We recognize trade accounts receivable in conjunction with the recognition of revenue which is at the time of shipment or pickup by a customer. We traditionally experience customer payments net of customer deductions for items such as spoilage allowances or market development support before such deductions can be proven valid by us. This deduction practice is common to our industry. The deduction validation procedure generally lags because the customer routinely concentrates on taking the deduction and then delays in sending the proper paperwork to support the deductions. As a result, our valuation of accounts receivable includes accruals for estimates of such returns and allowances, market development support and doubtful accounts.  Upon proper receipt and validation of the deduction paperwork, the amounts accrued are used to reduce the outstanding accounts receivable balance.

Capitalization and Depreciation of Fixed Assets Including Cattle

Our property, equipment and cattle are stated at cost. Property (other than land and assets held for sale) is depreciated using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Equipment and cattle (other than assets held for sale) are depreciated using the straight-line method over the estimated useful lives, which range from three to seven years. Major improvements are capitalized including, as applicable, an allocation of interest incurred during the period of construction or major refurbishment. The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd. Preproduction costs include feed and husbandry.

When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred.

We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. There were no impairment losses during the years ended December 31, 2002, 2001 and 2000.

Federal Milk Market Order System Pooling Accruals

We are included in the Federal Milk Market Order System. As a result, our processors incur milk pooling charges as calculated by the Federal Milk Market Order System for which we are, in some cases, responsible. We estimate each month’s pooling charges and adjust them to actual the following month because the pooling charge assessments are received from the Market Administrators one month in arrears.

For additional information on our significant accounting policies, see Note 2 to our accompanying consolidated financial statements.

Effect of Recently Issued Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  We have adopted the provisions of SFAS 143 effective January 1, 2003 and have not experienced any impact on our financial position, results of operations or cash flows as a result of its implementation.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  We have adopted the provisions of SFAS 144 effective January 1, 2002.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. Since SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, it will have no impact on financial statement periods prior to January 1, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on our financial statements unless we elect to change from the intrinsic value method to the fair value method. We have adopted SFAS 148 as of December 31, 2002 and we believe that the provisions relating to annual and interim disclosures have changed the manner in which we disclose information regarding stock-based compensation.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees and requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We are required to adopt the disclosure provisions of FIN 45 beginning with our fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. We have not completed our assessment of the recognition provisions of the Interpretation; however, the adoption is not expected to have a significant impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46.  FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statements with its own.  We are required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which we will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.  We have not yet performed this assessment; however we are not aware of any material variable interest entities that we may be required to consolidate.

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

Quantitative Market Risk:  Value At Risk

Foreign Exchange Contracts.  We occasionally enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a financial institution. These instruments are marked-to-market at the end of each month and gains and losses are recorded in the statement of operations.  We had no outstanding foreign exchange contracts at December 31, 2002.

Interest Rates.  At December 31, 2002, we had approximately $3.0 million of fixed rate long-term debt (including current maturities.) The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt (including current portion) at December 31, 2002 was $3.1 million, which was $100,000 more than the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at December 31, 2002, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $30,000.  Additionally at December 31, 2002, we had approximately $37.8 million of floating rate long-term debt (including current maturities) subject to interest rate risk.  A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $378,000 over a twelve month period.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes thereto required by this item are listed and set forth herein as Appendix F.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This item is incorporated by reference from the sections entitled “Proposal 1 – Election of Directors” and “Management,” in our 2003 Definitive Proxy Statement. We anticipate filing the 2003 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2002.

ITEM 11.                      EXECUTIVE COMPENSATION

This item is incorporated by reference from the section entitled “Executive Compensation” in our 2003 Definitive Proxy Statement.  We anticipate filing the 2003 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2002.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Definitive Proxy Statement.  We anticipate filing the 2003 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2002.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in our 2003 Definitive Proxy Statement.  We anticipate filing the 2003 Definitive Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2002.

ITEM 14.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] as of a date within ninety days before the filing date of this annual report.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

PART IV

ITEM 15.                    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements: The consolidated financial statements of Horizon Organic Holding Corporation are included as Appendix F of this report.  See Index to Consolidated Financial Statements (Appendix F).

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

10.6†	Stock Purchase Agreement, dated as of June 5, 1998, between the Company and Suiza Foods Corporation.
10.7†	Stockholder Agreement, dated as of June 5, 1998, between the Company and Suiza Foods Corporation.
10.8†††	Horizon Organic Holding Corporation Dairy Business Agreement by and among Horizon Organic Holding Corporation, H.P. Hood Inc. and The Organic Cow L.L.C. dated April 30, 1999.
10.9††††*	Amended and Restated Employment Agreement, effective November 29, 1999, between Company and Charles F. Marcy.
10.10†††††	Share Sale Agreement Dated May 31, 2000 among Roger Persey & Others, Peter Dunsford and Horizon Organic Dairy Limited.
10.11††††††	Amended and Restated Loan and Security Agreement, dated as of May 30, 2000, among US Bank National Association and Horizon Organic Holding Corporation.
10.12††††††	First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 28, 2000, among US Bank National Association and Horizon Organic Holding Corporation.
10.14*	1998 Equity Incentive Plan, as amended.
10.15††††††*	Form of Company’s Stock Option Agreement, as amended.
10.16†††††††	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Thomas P. Briggs.
10.18†††††††	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Kevin O’Rell.
10.19†††††††	Employment Agreement, effective May 1, 2001, between Horizon Organic Dairy, Inc. and Stephen Jacobson.
10.20	Employment Agreement, effective May 1, 2001, between Horizon Organic Holding Corporation and Don Gaidano.
10.21	Amended and Restated Office Lease for the Company’s headquarters, dated May 16, 2002, between Horizon Organic Dairy, Inc. and MUM II, LLC.
10.22	Addendum to Amended and Restated Office Lease for the Company’s headquarters, dated May 16, 2002, between Horizon Organic Dairy, Inc. and MUM II, LLC.
10.23	Agreement and Release Upon Resignation, dated July 29, 2002, between Horizon Organic Holding Corporation and Mark Retzloff.
21.1††††††	Statement re: Subsidiaries of the Company
23.1	Consent of KPMG LLP.
24.1	Power of Attorney. Reference is made to the signature page contained herein.
99.1 † †*	Form of Non-Qualified Stock Option Agreement dated January 10, 1998.
99.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

Exhibits identified above are incorporated by reference as follows:
†	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-51465.
††	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-64905.
†††	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 1999
††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
†††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2000 and filed on June 15, 2000, as amended on August 14, 2000.
††††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
†††††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*	Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K.

On August 14, 2002, we filed one Current Report on Form 8-K.  The Form 8-K was filed for the purpose of filing our financial statements reflecting our discontinued operations accounting treatment for our Idaho Dairy and Colorado herd operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2003.

HORIZON ORGANIC HOLDING CORPORATION

By:	/s/ Charles F. Marcy
Charles F. Marcy
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles F. Marcy and Thomas P. Briggs, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles F. Marcy	President, Chief Executive	March 13, 2003
Charles F. Marcy	Officer and Director

/s/ Thomas P. Briggs	Senior Vice President, Finance	March 13, 2003
Thomas P. Briggs	& Administration, Chief Financial Officer and Secretary

/s/ Thomas D. McCloskey, Jr.	Chairman of the Board of	March 13, 2003
Thomas D. McCloskey, Jr.	Directors

/s/ Paul B. Repetto	Director	March 13, 2003
Paul B. Repetto

/s/ Kathryn A. Paul	Director	March 13, 2003
Kathryn A. Paul

/s/ Clark R. Mandigo II	Director	March 13, 2003
Clark R. Mandigo II

/s/ Richard L. Robinson	Director	March 13, 2003
Richard L. Robinson

/s/ G. Irwin Gordon	Director	March 13, 2003
G. Irwin Gordon

/s/ Michelle Goolsby	Director	March 13, 2003
Michelle Goolsby

/s/ Cynthia T. Jamison	Director	March 13, 2003
Cynthia T. Jamison

CERTIFICATIONS

I, Charles F. Marcy, certify that:

1. I have reviewed this annual report on Form 10-K of Horizon Organic Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003
/s/ Charles F. Marcy
Charles F. Marcy
President and Chief Executive Officer

I, Thomas P. Briggs, certify that:

1. I have reviewed this annual report on Form 10-K of Horizon Organic Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003
/s/ Thomas P. Briggs
Thomas P. Briggs
Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary

HORIZON ORGANIC HOLDING CORPORATION AND
SUBSIDIARIES

Consolidated Financial Statements (Appendix F)

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders
Horizon Organic Holding Corporation:

We have audited the consolidated balance sheets of Horizon Organic Holding Corporation and subsidiaries (Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Organic Holding Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Boulder, Colorado
February 3, 2003

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

December 31, 2002 and 2001

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$1,382	3,534
Trade accounts receivable, less allowances of $2,260 in 2002 and $1,580 in 2001	19,978	18,713
Inventories	12,124	14,655
Assets held for sale	29,911	7,040
Deferred income tax assets	277	160
Prepaid and other current assets	5,124	3,162
Total current assets	68,796	47,264

Long-term assets held for sale	1,851	25,155

Property, Equipment and Cattle:
Cattle, net	1,211	1,060
Property and equipment, net	13,578	14,245
Total property, equipment and cattle	14,789	15,305

Other Assets:
Goodwill, net of accumulated amortization of $3,054 in 2002 and $3,054 in 2001	27,040	24,478
Other intangible assets, net of accumulated amortization of $5,136 in 2002 and $3,799 in 2001	13,046	14,332
Other assets, net	2,685	2,734
Total other assets	42,771	41,544
Total Assets	$128,207	129,268

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$26,703	7,306
Trade accounts payable	10,100	11,625
Other accrued expenses	8,743	6,448
Total current liabilities	45,546	25,379
Long-Term Liabilities:
Long-term debt, less current portion	14,110	40,313
Deferred income tax liabilities	2,898	2,822
Total long-term liabilities	17,008	43,135
Total liabilities	62,554	68,514
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,293,127 and 10,126,285 shares issued and outstanding in 2002 and 2001, respectively	10	10
Additional paid-in capital	61,866	60,153
Accumulated other comprehensive gain (loss) - foreign currency translation adjustment	2,034	(1,185)
Retained earnings	1,743	1,776
Total stockholders’ equity	65,653	60,754
Commitments and contingencies (notes 2, 4, 6, 9, 10, 11, 12, 13, 14, 15, 17, 18, and 23)
Total Liabilities and Stockholders’ Equity	$128,207	129,268

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net sales	$187,537	158,870	127,206
Cost of sales	127,681	111,847	89,406
Gross profit	59,856	47,023	37,800

Operating expenses:
Selling	41,390	31,341	25,387
General and administrative	10,704	8,036	8,963
Intangible asset amortization	1,307	3,115	2,389
Total operating expenses	53,401	42,492	36,739
Operating income	6,455	4,531	1,061

Other income (expense), net:
Interest income	139	127	266
Interest expense, net of interest capitalized of $166 in 2001 and $90 in 2000	(439)	(1,695)	(667)
Other, net	(245)	(182)	(147)
Total other expense, net	(545)	(1,750)	(548)
Income from continuing operations before income taxes	5,910	2,781	513
Income tax expense	(2,305)	(1,119)	(221)
Income from continuing operations	3,605	1,662	292

Discontinued operations (Note 2(r)):
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $4,633 in 2002)	(4,954)	131	399
Income tax benefit (expense) from discontinued operations	1,316	(53)	(172)
Income (loss) from discontinued operations	(3,638)	78	227
Net income (loss)	$(33)	1,740	519

Income from continuing operations per basic share	$.35	.16	.03

Income from continuing operations per diluted share	$.34	.16	.03

Income (loss) from discontinued operations per basic share	$(.35)	.01	.02

Income (loss) from discontinued operations per diluted share	$(.34)	.01	.02

Net income (loss) per basic share	$(.00)	.17	.05

Net income (loss) per diluted share	$(.00)	.17	.05

Weighted average shares outstanding:
Basic	10,204	10,007	9,796
Diluted	10,583	10,213	10,030

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share amounts)

Years ended December 31, 2002, 2001 and 2000

			Additional paid-in capital	Retained earnings/ (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Comprehensive income

	Common stock
	Shares	Amount
Balance at December 31, 1999	9,743,659	$10	58,392	(483)	(31)	57,888	1,371
Issuance of common stock for director services	2,895	—	24	—	—	24
Exercise of stock options and warrants, net of tax benefit	130,374	—	359	—	—	359
Issuance of common stock under ESPP	22,952	—	110	—	—	110
Foreign currency translation adjustment	—	—	—	—	(255)	(255)	(255)
Net income	—	—	—	519	—	519	519
Balance at December 31, 2000	9,899,880	10	58,884	36	(286)	58,645
Total comprehensive income							$264
Issuance of common stock for director services	3,192	—	24	—	—	24
Exercise of stock options, net of tax benefit	200,987	—	717	—	—	717
Tax benefit from stock option exercises	—	—	414	—	—	414
Issuance of common stock under ESPP	22,226	—	113	—	—	113
Foreign currency translation adjustment	—	—	—	—	(899)	(899)	(899)
Net income	—	—	—	1,740	—	1,740	1,740
Balance at December 31, 2001	10,126,285	10	60,153	1,776	(1,185)	60,754
Total comprehensive income							$841
Issuance of common stock for director services	2,493	—	90	—	—	90
Exercise of stock options, net of tax benefit	156,458	—	1,048	—	—	1,048
Tax benefit from stock option exercises	—	—	466	—	—	466
Issuance of common stock under ESPP	7,891	—	109	—	—	109
Foreign currency translation adjustment	—	—	—	—	3,219	3,219	3,219
Net loss	—	—	—	(33)	—	(33)	(33)
Balance at December 31, 2002	10,293,127	$10	61,866	1,743	2,034	65,653
Total comprehensive income							$3,186

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(33)	1,740	519
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss (income) from discontinued operations, net of income taxes	196	(78)	(227)
Loss from anticipated sale of Idaho Dairy and Colorado herd operations, net of income taxes	3,442	—	—
Depreciation and amortization	3,824	4,952	3,751
Loss on sale of cattle and equipment	701	107	131
Deferred income tax	(68)	520	1,322
Issuance of common stock for director services	90	24	24
Changes in operating assets and liabilities:
Trade accounts receivable, net	(823)	(626)	(4,644)
Inventories	2,601	2,606	(12,772)
Prepaid and other current assets	(1,849)	55	(1,361)
Other assets	44	11	(375)
Trade accounts payable	(1,804)	213	654
Other accrued expenses	1,962	(117)	1,320
Tax benefit from stock option exercises	466	414	—
Income taxes payable	—	—	(130)
Net cash provided by (used in) operating activities	8,749	9,821	(11,788)

Cash flows from investing activities:
Net cash generated by (used in) discontinued operations	(3,465)	934	(2,636)
Sale of marketable securities	—	—	8,218
Payments for acquisitions, net of cash acquired	—	—	(28,019)
Purchases of property and equipment	(1,779)	(3,896)	(4,955)
Proceeds from equipment sales	217	7	22
Purchases of cattle	(774)	(633)	(487)
Proceeds from cattle sales	258	245	157
Other assets and other	60	(1,391)	(996)

Net cash used in investing activities	(5,483)	(4,734)	(28,696)

Cash flows from financing activities:
Net proceeds from (repayments of) long-term line of credit	(415)	600	16,028
Proceeds from long-term debt, other than line of credit	—	967	25,636
Repayments of long-term debt, other than line of credit	(6,426)	(6,380)	(2,919)
Proceeds from exercise of stock options and warrants, net of tax benefit	1,048	717	359
Proceeds from issuance of common stock under ESPP	109	113	110
Net cash provided by (used in) financing activities	(5,684)	(3,983)	39,214
Effect of exchange rate changes on cash	266	(8)	15
Net increase (decrease) in cash and cash equivalents	(2,152)	1,096	(1,255)
Cash and cash equivalents at beginning of year	3,534	2,438	3,693
Cash and cash equivalents at end of year	$1,382	3,534	2,438

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of interest capitalized of $166 in 2001 and $90 in 2000	$2,044	4,010	2,041
Cash paid (refunded) during the year for income taxes	1,005	340	(180)
Noncash investing and financing activities:
Additional capital lease obligations	—	646	636
Common stock issued to outside directors	90	24	24

The Company purchased businesses with assets acquired and liabilities assumed as follows:
Fair value of assets acquired	$—	—	32,719
Cash paid for common stock	—	—	(27,766)
Liabilities assumed	$—	—	4,953

See accompanying notes to consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)                                 Basis of Presentation and Description of Business

Horizon Organic Holding Corporation (Company or Horizon Organic) produces and markets organic milk, other organic dairy products, desserts and organic juices.  The Company’s products are sold to natural and organic retailers, national and regional conventional supermarket chains, mass merchant retailers, other specialty food retailers and food manufacturers who use our products as ingredients.  Horizon Organic also processes and markets organic milk, organic cream, organic butter and organic yogurt in the United Kingdom.

The Company was established in October 1991. The Company has dairy farm operations located in Idaho and Maryland and maintained a milking herd in Colorado through September 30, 2002. From these sources Horizon Organic procured approximately 45.0%, 50% and 50% of its United States organic farm milk supply during 2002, 2001 and 2000, respectively. The Company sources the remainder of its organic farm milk supply through supply arrangements with independent dairy cooperatives and farmers throughout the United States and the United Kingdom. The Company operates in and judges its financial performance according to three operating segments; marketing, dairy farm operations and international. The dairy farm operations exist solely to be a part of the marketing segment’s supply chain.

On March 31, 2002, the Company determined that its Idaho Dairy and Colorado herd met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company has transferred the remaining Colorado herd to the Idaho Dairy and allowed the management agreement for the Colorado herd to expire. The Company has a plan in place to sell the assets of the Idaho Dairy. Accordingly, approximately $29.9 million of the Idaho Dairy assets expected to be disposed of, including the transferred Colorado herd, have been reclassified as current assets held for sale at December 31, 2002. This compares to $5.2 million of current assets held for sale and $25.2 million of long-term assets held for sale as of December 31, 2001 upon reclassification caused by the disposal group determination. The financial results from these operations for the current and prior years are reported as discontinued operations consistent with a disposal group.

(2)                                 Summary of Significant Accounting Policies

(a)                                 Principles of Consolidation

The consolidated financial statements include the accounts of all the Company’s subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)                                 Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ significantly from those estimates.

(c)                                  Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

(d)                                 Foreign Exchange Risk

The accounts of the Company’s foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders’ equity.

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

(f)                                    Trade Accounts Receivable

The Company recognizes trade accounts receivable in conjunction with the recognition of revenue, which is at the time of shipment or pickup by a customer. The Company reserves against trade accounts receivable for returns and allowances; market development support, including advertising; and doubtful accounts.

The following table presents significant accounts receivable balances by customer.

	Percent of total trade accounts receivable for the year ended December 31:
Customer	2002	2001

J. Sainsbury plc	14.1	10.4
Safeway, Inc.	10.4	9.0
United Natural Foods, Inc.	10.2	12.6
H.P. Hood, Inc.	7.1	11.5

(g)                                 Inventories

Inventories are stated at the lower of cost (average cost or first-in, first-out method) or market.

(h)                                 Property, Equipment and Cattle

Property, equipment and cattle are stated at cost. Property (other than land and assets held for sale) is depreciated using the straight-line method over the estimated useful lives, which range from 3 to 27 years. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from three to seven years. Cattle are depreciated using the straight-line method over 5 years to an estimated salvage value of $325 per head.

Major improvements are capitalized including, as applicable, an allocation of interest incurred during the period of construction or major refurbishment. The cost of cattle includes preproduction costs incurred from the time cattle arrive at the dairy until they enter the milking herd. Preproduction costs include feed and husbandry.

When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred.

The Company evaluates the realizability of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted net cash flows (without interest costs) expected to be generated by the use of the asset including its eventual disposition are less than its carrying amount. Any impairment loss recognized is measured by the excess of the asset’s carrying value as compared to its estimated fair value. The Company has recorded no impairment losses except for adjustments during 2002 to reduce the carrying value of certain assets expected to be disposed of in the sale of the Company’s Idaho Dairy to their respective estimated realizable value. The assets to which such adjustments were made are included in assets held for sale.

(i)                                    Intangible and Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on January 1, 2002. Goodwill and certain identifiable intangible assets with indefinite lives are not amortized under SFAS No. 142, but instead are reviewed for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with finite lives are amortized over their estimated useful lives. Prior to 2002, the Company amortized the excess of purchase price over fair value of net assets acquired on a straight-line basis over the expected period to be benefited, generally 15 years.

The Company performs impairment valuations of its goodwill and certain other intangible assets annually on August 31 and reviews long-lived assets, goodwill and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted net cash flows (without interest costs) expected to be generated by the use of the asset including its eventual disposition are less than its carrying amount. Any impairment loss recognized is measured by the excess of the asset’s carrying value as compared to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairment losses during the years ended December 31, 2002, 2001 and 2000.

(j)                                    Other Assets

Other assets consist principally of notes receivable, loan origination fees, long-term processing arrangement prepayments and artwork and plates. The cost of artwork and plates is amortized using the straight-line basis over three years. Loan origination fees are amortized over the term of the respective loan. The long-term processing arrangement prepayment is expensed over the processing period not to exceed five years. Accumulated amortization of artwork and plates and loan origination fees at December 31, 2002 and 2001 totaled $765,000 and $606,000, respectively.

(k)                                 Revenue Recognition

Sales are recognized at the time title transfers which is upon shipment to or pickup by a customer, and provisions are made for allowances, returns and guarantees. Sales to new customers are at times made on a 90-day guarantee basis; if the customer is unable to sell all of the Company’s products during the first 90 days after it becomes a customer, the Company issues a credit for unsold inventory. Estimated returns are recognized as a reduction to revenue and accounts receivable.

The Company conducts trade promotions to increase brand awareness and generate trial of the Company’s products using promotional vehicles targeted at consumer education and awareness centered around what organic means, what it means to the environment and how using the Company’s organic products benefit consumers.  This awareness and education is built through consumer communication at the point of purchase or in association with a retailer’s promotional vehicle.  Based on this strategy, trade promotion dollars are paid to customers for consumer communication.  The Company accounts for these costs, incurred in exchange for the consideration that is the aforementioned consumer communication, as selling expenses.  Management believes that this consumer communication constitutes an identifiable benefit that is separable from the customer’s purchase of the Company’s products and it can reasonably estimate the fair value of the benefit received.  If the benefit received as consideration for trade dollars is not separable from the recipient’s purchase of the Company’s products, the consideration paid is characterized as a reduction of revenue as incurred.  Additionally, if the separability requirement is met but the amount of consideration paid by the Company exceeds the estimated fair value of the benefit received, that excess amount is recorded as a reduction of revenue as incurred.

(l)                                    Significant Customers

The Company’s four largest customers in 2002 were United Natural Foods, Inc., Safeway, Inc., J. Sainsbury plc and H.P. Hood, Inc. United Natural Foods, Inc., is a national distributor headquartered in Dayville, Connecticut. Safeway, Inc., is one of the United States’ largest supermarket chains. J. Sainsbury plc, is the United Kingdom’s second largest supermarket chain which also owns a division of stores in New England. H.P. Hood, Inc., is a dairy processor/distributor headquartered in Boston, Massachusetts.  Sales to United Natural Foods, Inc., Safeway, Inc. and H.P. Hood, Inc. are included in the marketing segment. Sales to J. Sainsbury plc, are included in the international segment. The following table presents the percent of sales information to these four customers for 2002, 2001 and 2000.

	Percent of total sales for the year ended December 31:
Customer	2002	2001	2000

United Natural Foods, Inc.	14.2	13.6	12.0
Safeway, Inc.	11.7	10.9	9.0
J. Sainsbury plc	10.7	10.3	8.0
H.P. Hood, Inc.	10.6	13.4	12.0

(m)                              Advertising Costs

Advertising costs are expensed in the year incurred. Advertising costs, which are included in selling expenses, totaled approximately $12,095,000, $7,894,000 and $6,794,000 during 2002, 2001 and 2000, respectively.

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

(o)                                 Earnings Per Share

	2002	2001	2000
	(In thousands, except per share amounts)

Income from continuing operations	$3,605	1,662	292
Income (loss) from discontinued operations	(3,638)	78	227
Net income (loss)	$(33)	1,740	519
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	10,126	9,900	9,744
Weighted average common equivalent shares issued during year	78	107	52
Weighted average common shares issued—basic	10,204	10,007	9,796
Weighted average common equivalent shares issued during period	379	206	234
Weighted average common shares issued—diluted	10,583	10,213	10,030

Earnings per share:
Income from continuing operations per basic share	$.35	.16	.03
Income from continuing operations per diluted share	.34	.16	.03
Income (loss) from discontinued operations per basic share	(.35)	.01	.02
Income (loss) from discontinued operations per diluted share	(.34)	.01	.02
Net income (loss) per basic share	(.00)	.17	.05
Net income (loss) per diluted share	$(.00)	.17	.05

Earnings per share calculations are calculated as follows:

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

Stock options to purchase 162,300, 331,600 and 425,900 common shares were excluded from the treasury stock method calculation in 2002, 2001 and 2000, respectively, because they were anti-dilutive.

(p)                                 Stock Option Plan and Stock Option Agreements

The Company accounts for its stock option plan and stock option agreements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price pursuant to the intrinsic value method. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company continues to apply the provisions of APB Opinion No. 25 and provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

Pursuant to the Company applying the principles in APB Opinion No. 25 in accounting for its Plan and stock option agreements, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss), as reported	$(33)	1,740	519
Net income (loss), pro forma	(1,373)	888	57
Net income (loss) per basic and diluted share, pro forma	(.13)	.09	.01

The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are generally made each year.

(q)                                 Employee Benefit Plans

The Company adopted a defined contribution retirement plan (Plan) during 1997 under which eligible employees may elect to defer current compensation by up to certain statutorily prescribed annual limits and contribute such amount to the Plan.  The Plan provides for the Company to match an employee’s contribution in an amount up to 2% of such employee’s compensation. The Company contributed approximately $116,000, $112,000, and $97,000 to the Plan for the years ended December 31, 2002, 2001 and 2000, respectively. During 2000, the Plan adopted a gain sharing arrangement under which eligible employees are credited annually at year-end with the Company’s common stock in an amount equal to 1% of such employee’s compensation. The Company contributed $82,000, $65,000 and $64,000 to the Plan in 2002, 2001 and 2000, respectively, in the form of cash and the Company’s stock based on fair value at the date of grant to the Plan.

(r)                                   Discontinued Operations

On March 31, 2002, the Company determined that its Idaho Dairy and Colorado herd met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company has a plan in place to sell the assets of the Idaho Dairy. The remaining Colorado herd was transferred to the Idaho Dairy by September 30, 2002 in connection with the September 30, 2002 termination of the Dairy Herd Management and Supply Agreement with Aurora Dairy Corporation for the Colorado herd. The Company is negotiating for the sale of the Idaho Dairy, including the transferred Colorado herd, to an experienced dairy farmer and for a long-term supply agreement with the buyer for organic fluid milk at the expected fair market value.  The Company expects to finalize the transaction by spring, 2003.  There can be no assurance that the Company will enter into a definitive agreement with this prospective buyer in the time frame the Company expects, or that if it does, that the transaction will close in the time frame expected, if at all.  In the event this transaction does not occur, the Company will continue to seek a buyer for the Idaho Dairy.

The terms of the anticipated Idaho Dairy sale agreement contemplate a sale price based on net book value, which assumes that depreciation of cattle and fixed assets would continue from the time the terms were agreed to until the sale closes.  Consequently, the resulting price of the Idaho Dairy continues to decrease over time.  However, pursuant to SFAS 144, the Company ceased depreciating the related assets as of the measurement date, which was March 31, 2002.  Therefore, the net book value of the assets held for sale does not decrease from depreciation since the measurement date; but it does decrease for the decrease in anticipated sale price under the contemplated sale agreement subsequent to the measurement date.  Because of the resulting differences due to depreciation between the anticipated net book value and the anticipated selling price, the Company recognized during 2002 a loss on disposal of discontinued operations equal to depreciation expected through the spring, 2003 transaction closing date of $3.0 million.  If the Company is unable to finalize the transaction by March 31, 2003, an additional loss on disposal will be recognized by the Company equal to the amount of depreciation that would be expected through the anticipated date of finalizing the transaction. The Company believes that the contemplated sales price approximates fair market value.

The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group.  Included in the loss from discontinued operations, before income taxes and including closing and transaction fees and the decrease in anticipated sale price due to depreciation, in 2002 was an estimated loss on disposal of the Idaho Dairy of $4.2 million and an actual loss on disposal of the Colorado herd of $0.4 million.  The following unaudited financial data presents the combined results of operations for the Idaho Dairy and Colorado herd for 2002 and 2001 (in thousands):

	Year Ended December 31,
	2002	2001
Sales	$20,877	22,546
Cost of sales excluding cattle depreciation	12,901	11,773
Cattle depreciation	494	1,795
Gross profit	7,482	8,978
Operating expenses excluding fixed asset depreciation	5,861	5,952
Fixed asset depreciation	248	1,023
Loss on disposal	4,633	—
Goodwill amortization	—	156
Operating income (loss)	(3,260)	1,847
Other expense, net	1,694	1,716
Income (loss) before income taxes	(4,954)	131
Income tax (expense) benefit	1,316	(53)
Net income (loss)	$(3,638)	78

The following unaudited proforma financial data presents the combined results of operations for the Idaho Dairy and Colorado herd for 2002 and 2001 if the Company had concluded that its Idaho Dairy operation had not met the definition of a disposal group under SFAS 144 and if the Company had not determined to sell its Idaho Dairy (in thousands):

	Year Ended December 31,
	2002	2001
Sales	$20,877	22,546
Cost of sales excluding cattle depreciation	12,901	11,773
Cattle depreciation	1,956	1,795
Gross profit	6,020	8,978
Operating expenses excluding fixed asset depreciation	5,861	5,952
Fixed asset depreciation	1,028	1,023
Loss on disposal	217	—
Goodwill amortization	—	156
Operating income (loss)	(1,086)	1,847
Other expense, net	1,694	1,716
Income (loss) before income taxes	(2,780)	131
Income tax (expense) benefit	1,084	(53)
Net income (loss)	$(1,696)	78

Differences between the 2002 financial results from these operations and the 2002 unaudited proforma financial data presented above include $1,462,000 and $780,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2002 unaudited proforma financial data.  Furthermore, the financial results include an additional $2,174,000 loss on disposal consisting of transaction costs and write downs to expected net realizable value, including charges equal to normal depreciation from December 31, 2002 through the expected transaction close date.  These costs are not in the unaudited proforma financial data because these costs would not have been incurred if the Company had not determined to sell the Idaho Dairy. In addition, the financial results include an additional income tax benefit of $232,000, which is not included in the unaudited proforma financial data.

Additionally, approximately $29.9 million of the Idaho Dairy assets expected to be disposed of, including the transferred Colorado herd, have been classified as current assets held for sale at December 31, 2002.  This compares to $5.2 million of current assets held for sale and $25.2 million of long-term assets held for sale as of December 31, 2001, which were reclassified from the 2001 presentation to conform to the 2002 presentation while maintaining their respective current and long-term classifications. Pursuant to SFAS 144, the Company wrote the assets down to the expected disposal value, less costs to sell. The Company expects to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt.

(3)                                 Acquisitions

The company has historically expanded its business by acquiring other businesses.  The excess purchase price over market value of tangible assets resulted in the recognition of goodwill.  Goodwill is no longer amortized but is tested for impairment at least annually or more frequently if conditions warrant.  The company has also historically expanded its business by acquiring brand names.  These brand names are intangible assets and continue to be amortized over their expected useful lives of fifteen years.  Intangible assets are tested annually for impairment or more frequently if conditions warrant.

(4)                                 Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, other assets, trade accounts payable and other accrued expenses approximate fair value because of the short maturity of these instruments.

The Company’s $37.8 million approximate carrying amount of variable rate long-term debt approximates fair value at December 31, 2002.  The Company’s $3.0 million approximate carrying amount of fixed rate long-term debt has a fair value at December 31, 2002 of approximately $3.1 million based on the current rates of similar debt with similar maturity terms.

(5)                                 Inventories

Inventories consist of the following (in thousands):

December 31

	2002	2001

Grain and feed	$309	989
Crops growing, fertilizer and other	99	219
Finished goods	7,854	9,591
Raw materials	3,862	3,856
	$12,124	14,655

(6)                                 Assets Held for Sale

The Company has concluded that, due to the increased interest in the production of organic milk by conventional dairy farmers, it no longer needs to commit capital to the expansion of its own farms or to build new ones. Accordingly, the Company has determined to sell its assets of the Idaho Dairy including the transferred Colorado herd, as described in note 2(r), as well as its farm property near Wilton, California. The Idaho Dairy’s assets, including the Colorado herd assets held for sale, are presented as discontinued operations while the California farm has never been placed into operations. All assets held for sale are recorded at the lower of cost or net realizable value (fair value less costs to sell). The Company expects to sell the properties in 2003. Assets held for sale consists of the following (in thousands):

	December 31
	2002	2001
Current assets held for sale:
Grain and feed	$5,341	4,744
Crops growing, fertilizer and other	731	445
Land and water rights	1,703	—
Dairy and feedlot facilities	8,538	—
Cream separator	668	—
Rolling stock, vehicles and farm equipment	2,544	—
Employee housing	1,035	—
Cattle	17,461	—
Intangible Assets	2,307	—
Other (in 2001, the California farm)	113	1,851
	40,441	7,040
Less accumulated depreciation, amortization and write downs to expected disposal price	(10,530)	—
Total current assets held for sale	$29,911	7,040
Long-term assets held for sale:
Land and water rights	$—	1,703
Dairy and feedlot facilities	—	8,440
Cream separator	—	638
Rolling stock, vehicles and farm equipment	—	2,429
Employee housing	—	988
Leasehold improvements	—	171
Cattle	—	15,911
Intangible Assets	—	2,307
Other (in 2002, the California farm)	1,851	143
	1,851	32,730
Less accumulated depreciation and amortization	—	(7,575)
Total long-term assets held for sale	$1,851	25,155

(7)                                 Cattle

Cattle consists of the following (dollars in thousands):

December 31

	2002	2001
Number of head-milking cows and breeding bulls	7,052	7,640
Number of head-replacement heifers	2,351	1,623
Less number of head reclassed to assets held for sale	(8,394)	(8,309)
Total head of cattle	1,009	954

Cost-milking cows and breeding bulls	$14,522	14,176
Cost-replacement heifers	4,539	3,137
	19,061	17,313
Less accumulated depreciation and write downs to expected disposal price	(4,788)	(3,340)
Less cattle (net) reclassed to assets held for sale	(13,062)	(12,913)
Total cattle	$1,211	1,060

(8)                                 Property and Equipment

Property and equipment consists of the following (in thousands):

December 31

	2002	2001
Land and water rights	$1,177	1,177
Dairy and feedlot facilities	2,644	2,621
Dairy processing equipment	3,949	4,060
Rolling stock, vehicles and farm equipment	957	1,106
Employee housing	61	61
Leasehold improvements	3,247	3,216
Office equipment and computer software	6,049	5,272
Other	1,687	1,055
	19,771	18,568
Less accumulated depreciation and amortization	(6,193)	(4,323)
Total property and equipment	$13,578	14,245

(9)                                 Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	2002	2001

Senior Secured Term Loan note payable to U.S. Bank National Association (U.S. Bank) bearing interest at LIBOR plus a varying margin spread of 1.65% to 3.75% requiring quarterly principal payments with the unpaid balance of $7,300 due May 31, 2005. Interest (3.9% at December 31, 2002) is payable in conjunction with LIBOR pricing maturity dates and is secured by substantially all assets of the Company.	$17,800	21,000
Revolving line of credit with U.S. Bank with collateral based maximum borrowing of $25,000,000 bearing interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75%, secured by substantially all assets of the Company, available through May 31, 2003. Interest (3.9% at December 31, 2002) is payable in conjunction with LIBOR pricing period maturity dates.	16,213	16,628
Note payable to H.P. Hood Inc. bearing interest at 5.3%, payable in annual installments over four years with final due date of April 26, 2003, backed by a letter of credit with U.S. Bank.	2,279	4,444
Note payable to Peoples Bank of Kent County, Maryland bearing interest at prime (4.3% at December 31, 2002), payable in monthly installments with the unpaid balance due April 15, 2018, secured by certain property. The note holder has the right to demand repayment of principal and interest in full at any time on or after April 15, 2001.	421	453
Note payable to Peoples Bank of Kent County, Maryland bearing interest at prime (4.3% at December 31, 2002), payable in monthly installments, secured by certain property. The note holder has the right to demand repayment of principal and interest in full at any time on or after October 27, 2002.	571	615
Note payable to Farm Credit Services bearing 5 year adjustable rate interest (6.5% at December 31, 2002) payable in monthly installments with the unpaid balance due July 1, 2010, secured by certain property.	2,677	2,967
Obligations under capital leases with maturities from one to three years with imputed interest rates (7.93% at December 31, 2002), secured by related equipment.	485	1,044
Note payable to Barclays bearing interest at Barclays’ published base rate plus 2% (6.0% at December 31, 2002), payable in monthly installments with the unpaid balance due August 2, 2006, secured by certain equipment.	271	318
Other	96	150
Total long-term debt	40,813	47,619
Less current portion	(26,703)	(7,306)
Long-term debt, excluding current portion	$14,110	40,313

The availability of the $25 million revolving line of credit is reduced by outstanding letters of credit of $2.5 million. Remaining availability under the line of credit was $6.3 million at December 31, 2002.

Both U.S. Bank loans contain certain covenants that among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends or enter into certain other transactions.

Aggregate maturities of long-term debt are as follows (in thousands):

December 31:
2003	$26,703
2004	5,197
2005	8,880
2006	33
Total	$40,813

(10)                          Leases

The Company has noncancelable operating leases, primarily for office space and office equipment, expiring at various dates from 2003 to 2015. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Total operating lease expense totaled $1,135,000, $973,000 and $775,000 in 2002, 2001 and 2000, respectively.

Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2002 were as follows (in thousands):

	Capital leases	Operating leases

Year ended December 31:
2003	$417	1,172
2004	102	1,003
2005	—	861
2006	—	859
2007	—	540
Thereafter	—	978
Total minimum lease payments	519	$5,413

Less amounts representing interest	34
Present value of minimum capital lease payments	485
Less current portion	395
Capital lease obligations, less current portion	$90

(11)                          Purchase Commitments

The Company contracts with various organic farmers and cooperatives throughout the United States and the United Kingdom to purchase organic farm milk. In the United States, these contracts are generally for original terms of twelve to twenty-four months and are renewable upon agreement by the Company and the producer. In the United Kingdom, these contracts are generally for original terms of three months to five years and are renewable upon agreement by the Company and the producer. All United States and United Kingdom milk production contracts require that the Company purchase minimum quantities of organic farm milk and are priced using butterfat differentials and quality testing. The Company believes that these contracts approximate organic farm milk market prices at December 31, 2002. If the Company cannot use the minimum amount as organic fluid milk or other organic products, the Company sells the organic milk as organic or conventional milk.

(12)                          Contractual Obligations Summary

The following table summarizes the estimated future undiscounted cash obligations associated with the Company’s long-term debt, capital leases, operating leases and purchase obligations by year or group of years beginning with January 1, 2003. Long-term debt consists primarily of the Company’s $25 million credit line facility and $25 million term note facility with U.S. Bank. These debt facilities may be declared immediately due and payable upon any event of default, as defined in the loan agreement. Events of default, as defined, include being out of compliance with the loan covenant requirements. Such covenant requirements include measures of working capital, net worth, cash flow leverage and interest and fixed charge coverage ratios. At December 31, 2002 the Company was in compliance with its loan covenants. The Company’s long-term debt interest rate is primarily variable. The table below assumes a 4% interest rate for year 1 and 7.5% interest rate thereafter.

Capital leases are for financing a portion of the cost of the Company’s computer software system implemented in 2001. The operating leases are primarily office and equipment rentals.

Purchase obligations are primarily milk production contracts in the U.S. and the U.K. Company management believes that all purchase obligations approximate fair market value at December 31, 2002.

The table below presents the Company’s contractual obligations as of December 31, 2002.

	Payments due by period (in thousands):
	Total	2003	2004—2005	2006—2007	Post 2007
Contractual obligations
Debt obligations including term loans, line of credit and interest	$42,592	27,385	15,173	34	—
Capital lease obligations including interest	519	417	102	—	—
Operating lease obligations	5,413	1,172	1,864	1,399	978
Purchase obligations	74,664	53,782	20,882	—	—
Total contractual obligations	$123,188	82,756	38,021	1,433	978

(13)                          Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Year ended December 31, 2000:
Returns and allowance, market development support and doubtful accounts reserve	$686	4,352	4,348	690
Inventory valuation reserve	—	128	—	128
Year ended December 31, 2001:
Returns and allowance, market development support and doubtful accounts reserve	690	6,015	5,125	1,580
Inventory valuation reserve	128	—	—	128
Year ended December 31, 2002:
Returns and allowance, market development support and doubtful accounts reserve	1,580	10,024	9,344	2,260
Inventory valuation reserve	128	—	87	41

(14)                          Restructuring Costs

During the year ended December 31, 2000 the Company restructured its international operating segment management. During the year ended December 31, 2002 restructuring costs associated with this management change were as follows (in thousands):

	Balance at beginning of year	Additions charged to expense	Amounts paid	Balance at end of year
Year ended December 31, 2000:
Termination and severance costs	$—	285	—	285
Cancellation of contracts and leases	—	26	—	26
Other	—	9	—	9

Year ended December 31, 2001:
Termination and severance costs	285	—	255	30
Cancellation of contracts and leases	26	—	26	—
Other	9	—	9	—

Year ended December 31, 2002:
Termination and severance costs	30	—	30	—

The Company paid the remaining balance from December 31, 2001 of approximately $30,000 during the first quarter of 2002.

(15)                          Income Taxes

Income tax (expense) benefit attributable to income before income taxes consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2002:
U.S. Federal	$(538)	59	(479)
State	(78)	(36)	(114)
Foreign	(414)	18	(396)
	$(1,030)	41	(989)

Year ended December 31, 2001:
U.S. Federal	$(346)	(425)	(771)
State	(62)	(81)	(143)
Foreign	(246)	(12)	(258)
	$(654)	(518)	(1,172)
Year ended December 31, 2000:
U.S. Federal	$(47)	(230)	(277)
State	(11)	(27)	(38)
Foreign	(57)	(21)	(78)
	$(115)	(278)	(393)

Income tax (expense) benefit attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000

Computed “expected” tax (expense) benefit	$(2,009)	(946)	(174)
(Increase) reduction in income taxes resulting from: State and local income taxes, net of federal benefit	(107)	(97)	(14)
Permanent differences	63	(79)	(36)
Rate differential for deferred tax liability	(242)	—	—
Other, net	(10)	3	3
	$(2,305)	(1,119)	(221)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2002	December 31, 2001

Deferred tax assets:
Artwork and plates	$111	8
Net operating loss carryforwards	323	329
Idaho Dairy sale transaction costs	225	—
Start-up costs capitalized for tax	1	34
Accrued compensation and vacation	110	102
Foreign tax credit	612	259
Other, net	153	74
Net deferred tax assets	1,535	806
Deferred tax liabilities:
Write-off of intangibles in purchase accounting, net	(433)	(96)
New distribution costs	(322)	—
Step-up of property, equipment and cattle in acquisition	(3,401)	(3,372)
Net deferred tax liabilities	(2,621)	(2,662)
Less current net deferred tax assets	(277)	(160)
Long term deferred income tax liability	$(2,898)	(2,822)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management’s projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, there is no valuation allowance in 2002 or 2001.

At December 31, 2002, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1,787,000, which are available to offset future federal taxable income and expire in the following years (in thousands):

2011	$222
2012	598
2022	967
Total	$1,787

(16)                          Stockholders’ Equity

During 2002 and 2001, respectively, the Company recorded in stockholders’ equity benefits of $466,000 and $414,000 from income tax deductions from stock option exercises of Company stock.

(17)                          Stock Option Plan and Stock Option Agreements

At December 31, 2002, the Company could grant up to 2,250,000 options to purchase shares of its common stock pursuant to an incentive stock option plan (Plan) it implemented for key employees. Options are granted at the discretion of the Board of Directors with an exercise price equal to the stock’s fair value on date of grant.

In 2002, the Board granted a total of 536,000 options. 64,000 nonqualified options were granted to outside agents that vest 25% per year beginning one year after grant date and expire in 2012. 156,414 nonqualified options were granted to employees that vest 25% per year beginning one year after grant date and expire in 2012. 315,586 qualified options were granted to employees that vest 25% per year beginning one year after grant date and expire in 2012.

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

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $7.24, $4.08, and $5.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002–no expected dividend yield, expected volatility of 48%, risk free rates ranging from 3.3% to 5.3%, and expected lives of 5 years; 2001–no expected dividend yield, expected volatility of 70%, risk free rates ranging from 3.7% to 5.0%, and expected lives of 5 years and 2000–no expected dividend yield, expected volatility of 70%, risk free rates ranging from 5.3% to 6.7%, and expected lives of 5 years.

The Company applies the principles in APB Opinion No. 25 in accounting for its Plan and stock option agreements and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss), as reported	$(33)	1,740	519
Net income (loss), pro forma	(1,373)	888	57
Net income (loss) per basic and diluted share, pro forma	(.13)	.09	.01

The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are generally made each year.

Stock option activity during the years indicated was as follows:

	Number of shares	Range of exercise Prices	Weighted average exercise price

Balance at December 31, 1999	953,063	$1.25—17.25	$7.03
Granted	306,150	6.50—17.25	9.23
Exercised	(126,874)	1.25—6.50	2.61
Canceled	(100,811)	3.22—17.25	10.41
Balance at December 31, 2000	1,031,528	1.25—17.25	8.04
Granted	352,000	4.69—16.52	6.65
Exercised	(200,987)	2.10—11.00	3.57
Canceled	(165,315)	4.94—17.25	11.37
Balance at December 31, 2001	1,017,226	1.25—17.25	7.90
Granted	536,000	12.98—18.17	15.14
Exercised	(160,099)	1.25—17.25	6.93
Canceled	(115,464)	4.94—17.79	10.29
Balance at December 31, 2002	1,277,663	1.25—18.17	10.84
Number of options exercisable at December 31, 2002	427,048

Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Number exercisable December 31, 2002	Weighted average exercise price

$1.25	37,500	1.2	37,500	$1.25
4.69—7.88	332,813	2.6	147,578	6.04
8.25—11.60	333,650	2.5	199,038	9.14
12.99—17.25	516,700	8.4	42,932	14.97
17.79—18.17	57,000	9.4	—	17.83
	1,277,663	5.2	427,048	10.84

Canceled options are a result of employee terminations and forfeitures. The company had 724,440, 394,976 and 581,661 options available for grant under the Plan as of December 31, 2002, 2001, and 2000, respectively.  The Company had 43,500, 68,250 and 170,250 options outstanding outside of the Plan as of December 31, 2002, 2001 and 2000, respectively, which were granted prior to establishing the Plan.

(18)                          Related Party Transactions

(a)                                 Aurora Dairy Corporation

The Company entered into a Dairy Herd Management and Supply Agreement on March 5, 1999 (subsequently amended on June 9, 1999 and on August 9, 2001) with Aurora Dairy Corporation whose majority owner is a former member of our board. The agreement allowed the Company to provide and maintain an organic dairy herd at Aurora’s facilities in Platteville, Colorado, approximating 1,150 head milking. Over the life of the contract, the Company provided the feed for the animals and paid for approximately $270,000 in equipment and leasehold improvements. Aurora managed the herd and paid for operating expenses outside of the feed, breeding, cattle costs and the depreciation of the leasehold improvements and equipment provided by the Company. The management fees varied throughout the term of the contract but required a minimum of $90,000 per month through June 30, 2002. The contract ran from October 1999 through September 2002. The contract expired on September 30, 2002, by which time the remaining herd was transferred to the Company’s Idaho Dairy. During the “wind-down phase” from July 2002 through September 2002 the Company paid a management fee of $125,000 per month.

Payments made to Aurora by the Company for management fees were $1,248,781, $1,840,352 and $1,460,723 during 2002, 2001 and 2000, respectively. Additionally during these respective years, the Company paid Aurora $121,937, $151,092, and $83,607 for feed and cattle. Aurora paid the Company $147,284, $455,475 and $395,637 during 2002, 2001 and 2000, respectively, for the purchase of cattle, feed and miscellaneous equipment. Additionally, in April 2000 Aurora and the Company agreed that the Company would deliver to Aurora 600 head of cattle between April and June 2000. In exchange, Aurora would deliver 600 head of cattle to the Company between December 2000 and March 2001.

(b)                                 Dean Foods

                In 1998, the Company entered into agreements with a significant shareholder, Dean Foods Company, formerly Suiza Foods Corporation, a manufacturer and distributor of fresh milk and related dairy products. The Company’s agreements with Dean Foods include five-year processing and distribution agreements with three of Dean Food’s subsidiaries: Model Dairy, a fluid milk processor located in Reno, Nevada; Robinson Dairy, a fluid milk processor located in Denver, Colorado; and Garelick Farms, a fluid milk processor and distributor with several locations in the northeast U.S., which does not currently process any products for the Company. The processing and distribution agreement with Model Dairy provides that it will be the exclusive processor for the Company’s milk products in California and Nevada, with certain exceptions, and that it will distribute all SKUs of the Company’s organic fluid milk products which are available for sale in its territory. The processing and distribution agreement with Robinson Dairy provides that the Company will not engage another processor within the state of Colorado. One of the Company’s directors controlled Robinson Dairy at the inception of the agreement. Per the agreement, the Company will pay minimum co-packing fees for processing product through December 31, 2003. The Company also has products processed by Morningstar Foods, a fluid milk processor located in Gustine, California and Cultured Specialties, a dairy processor located in Fullerton and Tulare, California. Both companies are subsidiaries of Dean Foods. The Company paid to Dean Foods and its subsidiaries approximately $18,697,000, $13,928,000 and $7,822,000 in 2002, 2001 and 2000, respectively.

(c)                                  Director Resignation

In connection with the resignation of Mark A. Retzloff as a director effective July 29, 2002, the Company entered into an agreement with Mr. Retzloff pursuant to which he and the Company released the other from any claim and the Company agreed to accelerate the vesting of stock options held by Mr. Retzloff as follows:  2,000 shares with an exercise price of $17.25 per share; 10,000 shares with an exercise price of $9.50 per share; 6,000 shares with an exercise price of $17.79 per share; and 4,500 shares with an exercise price of $7.00 per share.  These options would have terminated absent this agreement.  The Company incurred an expense of approximately $52,000 with respect to this agreement because the closing price of the Company’s stock on July 29, 2002 was $12.29 per share.

(19)                          Employee Stock Purchase Plan

In April 1998, the Board adopted the 1998 Employee Stock Purchase Plan (“ESPP”), to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock have been reserved for issuance. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the ESPP. A new offering period begins every January and July.

All employees are eligible to participate in the ESPP if they are employed on, and their ESPP participation application is completed by, the biannual offering dates. Employees can have up to 10% of their earnings withheld pursuant to the ESPP and applied on specific purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair value of the common stock on the commencement date of each offering or the purchase date. Employees may end their participation in the offering at any time during the offering, and participation ends automatically upon termination of employment. Holders of five percent or more of the Company’s outstanding common stock are not eligible to participate in the ESPP.

In the event of certain changes in control, the Company and the Board have discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten an offering and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to the change in control. The ESPP may be terminated at the Board’s discretion.

(20)                          Quarterly Results (Unaudited)

The following table sets forth quarterly unaudited financial data for the quarters of 2002 and 2001 (in thousands, except share and per share data).

	Year Ended December 31, 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$42,218	$44,713	$47,631	$52,975
Cost of sales	28,368	30,646	32,681	35,986
Gross profit	13,850	14,067	14,950	16,989
Selling expenses	9,431	9,900	10,762	11,297
General and administrative expense	2,520	2,659	2,490	3,035
Intangible asset amortization	325	326	328	328
Total operating expense	12,276	12,885	13,580	14,660
Operating income	1,574	1,182	1,370	2,329
Other income (expense)	(189)	(122)	(184)	(50)
Income from continuing operations before income taxes	1,385	1,060	1,186	2,279
Income tax expense	(540)	(413)	(463)	(889)
Income from continuing operations	$845	$647	$723	$1,390

Loss from discontinued operations, net	(2,519)	(294)	(399)	(426)
Net income (loss)	$(1,674)	$353	$324	$964

Income from continuing operations per basic share	$0.08	$0.06	$0.07	$0.13

Income from continuing operations per diluted share	$0.08	$0.06	$0.07	$0.13

Loss from discontinued operations per basic share	$(0.25)	$(0.03)	$(0.04)	$(0.04)

Loss from discontinued operations per diluted share	$(0.24)	$(0.03)	$(0.04)	$(0.04)

Net income (loss) per basic share	$(0.17)	$0.03	$0.03	$0.09

Net income (loss) per diluted share	$(0.16)	$0.03	$0.03	$0.09

Weighted average shares outstanding—basic	10,143	10,179	10,221	10,272
Weighted average shares outstanding—diluted	10,545	10,617	10,556	10,609

	Year Ended December 31, 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$37,598	$38,606	$39,009	$43,657
Cost of sales	26,868	27,488	27,202	30,289
Gross profit	10,730	11,118	11,807	13,368
Selling expenses	7,641	7,651	7,900	8,149
General and administrative expense	1,925	1,996	1,947	2,168
Intangible asset amortization	785	773	778	779
Total operating expense	10,351	10,420	10,625	11,096
Operating income	379	698	1,182	2,272
Other income (expense)	(585)	(514)	(477)	(174)
Income (loss) from continuing operations before income taxes	(206)	184	705	2,098
Income tax benefit (expense)	74	(72)	(281)	(840)
Income (loss) from continuing operations	$(132)	$112	$424	$1,258

Income (loss) from discontinued operations, net	(103)	330	168	(317)
Net income (loss)	$(235)	$442	$592	$941

Income (loss) from continuing operations per basic and diluted share	$(0.01)	$0.01	$0.04	$0.12

Income (loss) from discontinued operations per basic and diluted share	$(0.01)	$0.03	$0.02	$(0.03)

Net income (loss) per basic and diluted share	$(0.02)	$0.04	$0.06	$0.09

Weighted average shares outstanding—basic	9,901	9,945	10,068	10,110
Weighted average shares outstanding—diluted	9,901	10,076	10,333	10,441

HORIZON ORGANIC HOLDING CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(21)                          Reportable Segments (in thousands)

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

The Company has included all of its subsidiaries in the consolidated financial statements.

	Year ended December 31, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$154,433	2,790	(2,790)	—	154,433	33,104	187,537	—	187,537
Cost of sales	102,521	1,627	(1,627)	(98)	102,423	25,258	127,681	—	127,681
Gross profit	51,912	1,163	(1,163)	98	52,010	7,846	59,856	—	59,856

Operating expenses excluding intangible asset amortization	45,956	1,065	(1,065)	—	45,956	6,138	52,094	—	52,094
Intangible asset amortization	1,176	—	—	—	1,176	131	1,307	—	1,307
Operating income (loss)	4,780	98	(98)	98	4,878	1,577	6,455	—	6,455
Interest income	1,774	—	(284)	(1,447)	43	96	139	—	139
Interest expense	(441)	(333)	284	1,447	957	(1,396)	(439)	—	(439)
Other, net	(250)	—	—	—	(250)	5	(245)	—	(245)

Income (loss) from continuing operations before income taxes	5,863	(235)	(98)	98	5,628	282	5,910	—	5,910
Income tax benefit (expense)	(2,287)	92	—	—	(2,195)	(110)	(2,305)	—	(2,305)

Income (loss) from continuing operations	3,576	(144)	(98)	98	3,433	172	3,605	—	3,605

Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd including intangible asset amortization of $0	—	(4,954)	—	—	(4,954)	—	(4,954)	—	(4,954)
Income tax benefit from discontinued operations	—	1,316	—	—	1,316	—	1,316	—	1,316
Loss from discontinued operations	—	(3,638)	—	—	(3,638)	—	(3,638)	—	(3,638)
Net income (loss)	$3,576	(3,782)	(98)	98	(205)	172	(33)	—	(33)

Segment assets	$115,386	41,988	(37,350)	—	120,024	41,016	161,040	(32,833)	128,207

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$2,904	459	—	—	3,363	461	3,824	—	3,824

Loss on sale of cattle and equipment	12	162	—	—	174	527	701	—	701

Discontinued Operations:
Depreciation and amortization	$—	755	—	—	755	—	755	—	755

Loss on sale of cattle and equipment	—	5,970	—	—	5,970	—	5,970	—	5,970

Company Total:
Depreciation and amortization	$2,904	1,214	—	—	4,118	461	4,579	—	4,579

Loss on sale of cattle and equipment	12	6,132	—	—	6,144	527	6,671	—	6,671

* Revenue and operating expenses (including loss on sale of discontinued operations of $4,633) associated with the discontinued dairy farm operations were $20,877 and $24,137, respectively.

	Year ended December 31, 2001
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Net sales	$126,996	2,822	(2,822)	—	126,996	31,874	158,870	—	158,870
Cost of sales	87,126	1,518	(1,518)	(64)	87,062	24,784	111,847	—	111,847
Gross profit	39,870	1,304	(1,304)	64	39,934	7,090	47,023	—	47,023

Operating expenses excluding intangible asset amortization	34,616	1,240	(1,240)	(19)	34,597	4,780	39,376	—	39,376
Intangible asset amortization	1,176	—	—	—	1,176	1,939	3,115	—	3,115
Operating income (loss)	4,078	64	(64)	83	4,161	371	4,531	—	4,531
Interest income	1,854	—	(267)	(1,489)	97	30	127	—	127
Interest expense	(944)	(339)	267	1,489	473	(2,168)	(1,695)	—	(1,695)
Other, net	(182)	—	—	—	(182)	—	(182)	—	(182)

Income (loss) from continuing operations before income taxes	4,806	(275)	(64)	83	4,549	(1,767)	2,781	—	2,781
Income tax benefit (expense)	(1,912)	111	—	(7)	(1,808)	689	(1,119)	—	(1,119)

Income (loss) from continuing operations	2,894	(165)	(64)	76	2,741	(1,078)	1,662	—	1,662

Discontinued operations*:
Income (loss) from operations of discontinued Idaho Dairy and Colorado herd including intangible asset amortization of $156	—	150	—	(19)	131	—	131	—	131

Income tax benefit (expense) from discontinued operations	—	(60)	—	7	(53)	—	(53)	—	(53)
Income (loss) from discontinued operations	—	90	—	(12)	78	—	78	—	78
Net income (loss)	$2,894	(76)	(64)	64	2,818	(1,078)	1,740	—	1,740

Segment assets	$117,112	44,176	(36,270)	—	125,018	37,442	162,460	(33,192)	129,268

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$2,171	439	—	—	2,610	2,342	4,952	—	4,952

Loss on sale of cattle and equipment	—	107	—	—	107	—	107	—	107

Discontinued Operations:
Depreciation and amortization	$—	2,975	—	—	2,975	—	2,975	—	2,975

Loss on sale of cattle and equipment	—	1,577	—	—	1,577	—	1,577	—	1,577

Company Total:
Depreciation and amortization	$2,171	3,414	—	—	5,585	2,342	7,927	—	7,927

Loss on sale of cattle and equipment	—	1,684	—	—	1,684	—	1,684	—	1,684

* Revenue and operating expenses associated with the discontinued dairy farm operations were $22,546 and $20,699, respectively.

(22)                          Goodwill and Intangible Assets

                At December 31, 2002 intangible assets consisted primarily of goodwill resulting from the Company’s acquisition of Meadow Farms Limited and Rachel’s Dairy Limited in 2000 and 1999, respectively, and The Organic Cow of Vermont brand name and the Juniper Valley Farms brand name.  Effective January 1, 2002, all goodwill is no longer amortized.  The brand names are amortized over their expected useful lives, which is fifteen years.  Amortization is recorded using the straight-line method.  The following table presents the effect of the adoption of this standard on income from continuing operations, income (loss) from discontinued operations, and net income (loss) for the years ended December 31, 2002 and 2001, as well as the effect on the respective earnings (loss) per share for each year (in thousands, except per share amounts):

	For the Year Ended December 31,
	2002	2001
Income from continuing operations	$3,605	1,662
Add back: Goodwill amortization, net of tax	—	1,113
As adjusted income from continuing operations	$3,605	2,775

Income (loss) from discontinued operations	$(3,638)	78
Add back: Goodwill amortization, net of tax	—	94
As adjusted income (loss) from discontinued operations	$(3,638)	172

Net income (loss)	$(33)	1,740
Add back: Goodwill amortization, net of tax	—	1,207
As adjusted net income (loss)	$(33)	2,947

Income from continuing operations per basic share	$.35	.16
Add back: Goodwill amortization, net of tax per basic share	—	.11
As adjusted income from continuing operations per basic share	$.35	.27

Income from continuing operations per diluted share	$.34	.16
Add back: Goodwill amortization, net of tax per diluted share	—	.11
As adjusted income from continuing operations per diluted share	$.34	.27

Income (loss) from discontinued operations per basic share	$(.35)	.01
Add back: Goodwill amortization, net of tax per basic share	—	.01
As adjusted income (loss) from discontinued operations per basic share	$(.35)	.02

Income (loss) from discontinued operations per diluted share	$(.34)	.01
Add back: Goodwill amortization, net of tax per diluted share	—	.01
As adjusted income (loss) from discontinued operations per diluted share	$(.34)	.02

Net income (loss) per basic share	$(.00)	.17
Add back: Goodwill amortization, net of tax per basic share	—	.12
As adjusted net income (loss) per basic share	$(.00)	.29

Net income (loss) per diluted share	$(.00)	.17
Add back: Goodwill amortization, net of tax per diluted share	—	.12
As adjusted net income (loss) per diluted share	$(.00)	.29

(23)                          Contingencies

The Company is a party to legal and regulatory proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.