Form 10-Q
period 2003-03-31
HORIZON ORGANIC HOLDING CORP
filed 2003-05-14
CIK 1041255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 30, 2003, the registrant had outstanding 10,327,976 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of March 31, 2003 (unaudited) and December 31, 2002

	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$348	1,382
Trade accounts receivable, less allowances of $2,581 in 2003 and $2,260 in 2002	22,954	19,978
Inventories	11,933	12,124
Assets held for sale	28,737	29,911
Deferred income tax assets	277	277
Prepaid and other current assets	4,336	5,124

Total current assets	68,585	68,796

Long-term assets held for sale	1,851	1,851

Property, Equipment and Cattle:
Cattle, net	1,284	1,211
Property and equipment, net	13,731	13,578

Total property, equipment and cattle	15,015	14,789

Other Assets:
Goodwill, net of accumulated amortization of $3,054 in 2003 and $3,054 in 2002	26,551	27,040
Other intangible assets, net of accumulated amortization of $5,457 in 2003 and $5,136 in 2002	12,714	13,046
Other assets, net	2,628	2,685

Total other assets	41,893	42,771

Total Assets	$127,344	128,207

Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$26,531	26,703
Trade accounts payable	11,563	10,100
Other accrued expenses	8,307	8,743
Total current liabilities	46,401	45,546

Long-Term Liabilities:
Long-term debt, less current portion	12,779	14,110
Deferred income tax liabilities	2,887	2,898

Total long-term liabilities	15,666	17,008

Total liabilities	62,067	62,554

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,306,601 and 10,293,127 shares issued and outstanding in 2003 and 2002, respectively	10	10
Additional paid-in capital	61,920	61,866
Accumulated other comprehensive income – foreign currency translation adjustment	1,417	2,034
Retained earnings	1,930	1,743

Total stockholders’ equity	65,277	65,653

Total Liabilities and Stockholders’ Equity	$127,344	128,207

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

For the three months ended March 31, 2003 and 2002

(unaudited)

	2003	2002

Net sales	$51,820	42,218
Cost of sales	35,305	28,368

Gross profit	16,515	13,850

Operating expenses:
Selling	11,309	9,431
General and administrative	3,196	2,520
Intangible asset amortization	329	325

Total operating expenses	14,834	12,276

Operating income	1,681	1,574

Other income (expense), net:
Interest income	13	11
Interest expense	(6)	(130)
Other, net	(56)	(70)

Total other expense, net	(49)	(189)

Income from continuing operations before income taxes	1,632	1,385

Income tax expense	(637)	(540)

Income from continuing operations	995	845

Discontinued operations (Note 4):
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $750 in 2003 and $2,250 in 2002)	(1,325)	(3,120)
Income tax benefit from discontinued operations	517	601

Loss from discontinued operations	(808)	(2,519)

Net income (loss)	$187	(1,674)

Income from continuing operations per basic share	$.10	.08

Income from continuing operations per diluted share	$.09	.08

Loss from discontinued operations per basic share	$(.08)	(.25)

Loss from discontinued operations per diluted share	$(.08)	(.24)

Net income (loss) per basic share	$.02	(.17)

Net income (loss) per diluted share	$.02	(.16)

Weighted average shares outstanding:
Basic	10,304	10,143
Diluted	10,575	10,545

Comprehensive income (loss):
Net income (loss)	$187	(1,674)
Foreign currency translation adjustment	(617)	(564)

Comprehensive loss	$(430)	(2,238)

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the three months ended March 31, 2003 and 2002

(unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$187	(1,674)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from discontinued operations, net of income taxes	351	531
Loss from anticipated sale of Idaho Dairy and Colorado herd, net of income taxes	458	1,988
Depreciation and amortization	984	939
Loss on sale of cattle and equipment	134	28
Deferred income taxes	—	12
Noncash payments for director services	20	9
Changes in operating assets and liabilities:
Trade accounts receivable	(3,058)	875
Inventories	176	518
Prepaid and other current assets	743	(1,014)
Other assets	(9)	8
Trade accounts payable	1,517	(227)
Other accrued expenses	(381)	(71)
Net cash provided by operating activities	1,122	1,922

Cash flows from investing activities:
Net cash generated by (used in) discontinued operations	364	(112)
Purchases of property and equipment	(851)	(435)
Proceeds from equipment sales	29	21
Purchases of cattle	(227)	(216)
Proceeds from cattle sales	68	81
Other assets	(45)	(28)
Net cash used in investing activities	(662)	(689)

Cash flows from financing activities:
Repayments of long-term line of credit	(300)	(1,550)
Repayments of long-term debt, other than line of credit	(1,197)	(232)
Proceeds from exercise of stock options	34	143
Net cash used in financing activities	(1,463)	(1,639)

Effect of exchange rate changes on cash	(31)	(53)

Net decrease in cash and cash equivalents	(1,034)	(459)

Cash and cash equivalents at beginning of period	1,382	3,534

Cash and cash equivalents at end of period	$348	3,075

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including $417 and $431 included in/ allocated to discontinued operations for the three months ended March 31, 2003 and 2002, respectively	$380	435

Cash paid during the period for income taxes	$22	185

Noncash investing and financing activities:
Common stock issued to outside directors	$20	9

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.                        Basis of Presentation

The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  In management’s opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.                       Summary of Critical Accounting Policies

The critical accounting policies effective during the three months ended March 31, 2003 were consistent with the critical accounting policies reported in the Company’s Form 10-K for the year ended December 31, 2002.

3.                        Translation of Foreign Currencies

The accounts of the Company’s subsidiaries in the United Kingdom were measured using the local currency, which has been designated as the functional currency.  Assets and liabilities were translated at the exchange rate in effect at the end of the period.  Revenue and expenses were translated at the average exchange rate for the period.  Translation adjustments arising from the use of differing exchange rates from period to period were included in comprehensive income (loss) in stockholders’ equity.

4.                        Discontinued Operations

On March 31, 2002, the Company determined that its Idaho Dairy and Colorado herd met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144.  The Company has a plan in place to sell the assets of the Idaho Dairy.  The remaining Colorado herd was transferred to the Idaho Dairy by September 30, 2002 in connection with the September 30, 2002 termination of the Dairy Herd Management and Supply Agreement with Aurora Dairy Corporation for the Colorado herd. The Company is negotiating for the sale of the Idaho Dairy, including the transferred Colorado herd, to an experienced dairy farmer and for a long-term supply agreement with the buyer for organic fluid milk at the expected fair market value.  The Company is also currently marketing the Idaho Dairy to other prospective qualified buyers.  The Company hopes to finalize a transaction by the end of the year, but at this time cannot accurately predict the timing of a closing.  Additionally, there can be no assurance that the Company will enter into a definitive agreement with the current or other prospective buyers.

The terms of the anticipated Idaho Dairy sale agreement contemplate a sale price based on net book value, which assumes that depreciation of the cattle and fixed assets would continue from the time the terms were agreed to until the sale closes.  Consequently, the resulting price of the Idaho Dairy continues to decrease over time.  However, pursuant to SFAS 144, the Company ceased depreciating the related assets as of the measurement date, which was March 31, 2002.  Therefore, the net book value of the assets held for sale does not decrease from an increase in accumulated depreciation since the measurement date; but it does decrease for the decrease in anticipated sale price under the contemplated sale agreement subsequent to the measurement date.  Because of the resulting differences due to depreciation between the anticipated net book value and the anticipated selling price, the Company recognized an additional loss on disposal of discontinued operations consistent with an additional three months of depreciation of $0.7 million for the three months ended March 31, 2003.  If the Company is unable to finalize the transaction by June 30, 2003, an additional loss on disposal will be recognized by the Company equaling the amount of depreciation that would be expected up to the anticipated date of finalizing the transaction.  The Company believes that the contemplated sales price approximates fair market value.

The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group.  Included in the loss from discontinued operations, before income taxes and including closing and transaction fees and the decrease in anticipated sale price due to depreciation, for the three months ended March 31, 2003 and March 31, 2002 was an estimated loss on disposal of the discontinued operations of $0.8 million and $2.3 million, respectively.  The following unaudited financial data presents the combined results of operations for the discontinued operations for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Sales	$4,650	5,135

Cost of sales excluding cattle depreciation	3,192	3,260

Cattle depreciation	—	494

Gross profit	1,458	1,381

Operating expenses excluding fixed asset depreciation	1,602	1,572

Fixed asset depreciation	—	248

Loss on disposal	750	2,250

Operating loss	(894)	(2,689)

Other expense, net	431	431

Loss before income taxes	(1,325)	(3,120)

Income tax benefit	517	601

Net loss	$(808)	(2,519)

The following unaudited proforma financial data presents the results of operations for the discontinued operations for the three months ended March 31, 2003 and 2002, if the Company had concluded that its Idaho Dairy operation had not met the definition of a disposal group under SFAS 144 and if the Company had not determined to sell its Idaho Dairy:

	Three Months Ended March 31,
	2003	2002
Sales	$4,650	5,135

Cost of sales excluding cattle depreciation	3,192	3,260

Cattle depreciation	476	494

Gross profit	982	1,381

Operating expenses excluding fixed asset depreciation	1,602	1,572

Fixed asset depreciation	247	248

Loss on disposal	—	—

Operating loss	(867)	(439)

Other expense, net	431	431

Loss before income taxes	(1,298)	(870)

Income tax benefit	506	340

Net loss	$(792)	(530)

Differences between the financial results from these operations and the unaudited proforma financial data presented above for the three months ended March 31, 2003 include $476,000 and $247,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2003 unaudited proforma financial data.  The financial results include an additional $27,000 loss on disposal for potential write downs to expected net realizable value as well as an additional income tax benefit of $11,000.  The differences between the financial results and the unaudited proforma financial data for the three months ended March 31, 2002 include a $2,250,000 loss on disposal consisting of transaction costs and write downs to expected net realizable value, including charges equal to normal depreciation through June 30, 2002 which was the expected transaction close date at March 31, 2002.  These costs are not in the unaudited proforma financial data because these costs would not have been incurred if the Company had not determined to sell the Idaho Dairy. In addition, the financial results include an additional income tax benefit of $261,000, which is not included in the unaudited proforma financial data.

Additionally, approximately $28.7 million of the Idaho Dairy assets expected to be disposed of, including the transferred Colorado herd, have been classified as current assets held for sale at March 31, 2003.  This compares to $29.9 million at December 31, 2002.  Pursuant to SFAS 144, the Company wrote the assets down to the expected disposal value, less costs to sell.  The Company expects to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt.

5.                        Long-term Debt

The Company has a $25.0 million Senior Secured Term Loan with US Bank National Association with a due date of May 31, 2005 and quarterly principal payments.  The note bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75%.  At March 31, 2003, the interest rate was 3.8% and the outstanding principal balance of this note was $16.8 million.  Interest payments are made in conjunction with LIBOR pricing maturity dates.

The Company has a $25.0 million credit line facility with US Bank which has been extended for six months.  The credit line is collateral-based, has a November 30, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75%.  At March 31, 2003, the interest rate was 3.8% and the Company had borrowed $15.9 million against the credit line facility in addition to letter of credit encumbrances of $2.5 million.  Of this $15.9 million outstanding line of credit balance, $14.4 million was at an interest rate of 3.8% and $1.5 million was at an adjustable interest rate of prime plus 0.75%, or 5.0%.  We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility’s maturity date.  Total availability under the line of credit pursuant to the borrowing base as defined was $5.5 million at March 31, 2003.  This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants.  The Company is in compliance with these financial covenants.

6.                                      Reportable Segments

The Company has three segments of business, the marketing company, the dairy farm operations and international.  The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products.  The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products.  International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products.  The following table sets forth selected segment data for the three months ended March 31, 2003 and 2002 (in thousands):

	For the three months ended March 31, 2003
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Net sales	$42,516	717	(717)	—	42,516	9,304	51,820	—	51,820
Cost of sales	28,166	402	(402)	12	28,178	7,127	35,305	—	35,305

Gross profit	14,350	315	(315)	(12)	14,338	2,177	16,515	—	16,515

Operating expenses excluding intangible asset amortization	12,782	327	(327)	—	12,782	1,723	14,505	—	14,505
Intangible asset amortization	294	—	—	—	294	35	329	—	329

Operating income (loss)	1,274	(12)	12	(12)	1,262	419	1,681	—	1,681

Interest income	468	—	(72)	(388)	8	5	13	—	13
Interest expense	(43)	(83)	72	388	334	(340)	(6)	—	(6)
Other, net	(56)	—	—	—	(56)	—	(56)	—	(56)

Income (loss) from continuing operations before income taxes	1,643	(95)	12	(12)	1,548	84	1,632	—	1,632

Income tax benefit (expense)	(641)	37	—	—	(604)	(33)	(637)	—	(637)

Income (loss) from continuing operations	1,002	(58)	12	(12)	944	51	995	—	995

Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $750)	—	(1,325)	—	—	(1,325)	—	(1,325)	—	(1,325)
Income tax benefit from discontinued operations	—	517	—	—	517	—	517	—	517
Loss from discontinued operations	—	(808)	—	—	(808)	—	(808)	—	(808)
Net income (loss)	$1,002	(866)	12	(12)	136	51	187	—	187

Segment assets	$115,970	41,748	(38,769)	—	118,949	41,318	160,267	(32,923)	127,344

The following additional supplemental information is included above:

Continuing Operations:
Depreciation and amortization	$749	121	—	—	870	114	984	—	984

Loss on sale of cattle and equipment	—	31	—	—	31	103	134	—	134

Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—

Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,260	—	—	1,260	—	1,260	—	1,260

Company Total:
Depreciation and amortization	$749	121	—	—	870	114	984	—	984

Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,291	—	—	1,291	103	1,394	—	1,394

*               Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $4,650 and $5,544, respectively.

	For the three months ended March 31, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total

Net sales	$34,388	781	(781)	—	34,388	7,830	42,218	—	42,218
Cost of sales	22,522	410	(410)	(140)	22,382	5,986	28,368	—	28,368

Gross profit	11,866	371	(371)	140	12,006	1,844	13,850	—	13,850

Operating expenses excluding intangible asset amortization	10,616	231	(231)	—	10,616	1,334	11,951	—	11,951
Intangible asset amortization	294	—	—	—	294	31	325	—	325

Operating income	956	140	(140)	140	1,096	479	1,574	—	1,574

Interest income	445	0	(71)	(363)	11	—	11	—	11
Interest expense	(120)	(84)	71	363	230	(360)	(130)	—	(130)
Other, net	(70)	—	—	—	(70)	—	(70)	—	(70)

Income (loss) from continuing operations before income taxes	1,211	57	(140)	140	1,267	119	1,385	—	1,385

Income tax benefit (expense)	(472)	(22)	—	—	(494)	(46)	(540)	—	(540)

Income (loss) from continuing operations	739	35	(140)	140	773	73	845	—	845

Discontinued operations:
Loss from operations of discontinued Idaho dairy and Colorado herd (including loss on disposal of $2,250)	—	(3,120)	—	—	(3,120)	—	(3,120)	—	(3,120)
Income tax benefit from discontinued operations	—	601	—	—	601	—	601	—	601
Loss from discontinued operations	—	(2,519)	—	—	(2,519)	—	(2,519)	—	(2,519)
Net income (loss)	$739	(2,484)	(140)	140	(1,746)	73	(1,674)	—	(1,674)

Segment assets	$117,641	42,103	(37,109)	—	122,635	37,020	159,655	(33,326)	126,330

The following additional supplemental information is included above:

Continuing Operations:
Depreciation and amortization	$712	113	—	—	825	114	939	—	939

Loss on sale of cattle and equipment	—	28	—	—	28	—	28	—	28

Discontinued Operations:
Depreciation and amortization	$—	755	—	—	755	—	755	—	755

Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	2,635	—	—	2,635	—	2,635	—	2,635

Company Total:
Depreciation and amortization	$712	868	—	—	1,580	114	1,694	—	1,694

Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	2,663	—	—	2,663	—	2,663	—	2,663

*               Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $5,135 and $7,825, respectively.

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

Stock options to purchase 522,500 and 40,850 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended March 31, 2003 and March 31, 2002, respectively.  The following table sets forth the calculation of earnings (loss) per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Income from continuing operations	$995	845
Loss from discontinued operations	$(808)	(2,519)
Net income (loss)	$187	(1,674)
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	10,293	10,126
Weighted average common equivalent shares issued during period	11	17
Weighted average common shares - basic	10,304	10,143
Weighted average common equivalent shares outstanding during period	271	402
Weighted average common shares – diluted	10,575	10,545
Income from continuing operations per basic share	$.10	.08
Income from continuing operations per diluted share	$.09	.08
Loss from discontinued operations per basic share	$(.08)	(.25)
Loss from discontinued operations per diluted share	$(.08)	(.24)
Net income (loss) per basic share	$.02	(.17)
Net income (loss) per diluted share	$.02	(.16)

(8)                                 Stock Option Plan and Stock Option Agreements

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2003 was $7.30 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:  no expected dividend yield, expected volatility of 66%, risk free rates ranging from 3.2% to 3.6%, and expected lives of 5 years.

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

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$187	(1,674)
Net loss, pro forma	(481)	(2,291)
Net loss per basic and diluted share, pro forma	(.05)	(.23)

The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are generally made each year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2003, and accompanying notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2002. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions.  We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors. These factors are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in Part I Item 1 under the heading  “Risk Factors”.

Presentation Overview

We derive revenue primarily through product sales.  Net sales include product sales, less product returns, if any, and allowances.  Product sales are comprised primarily of sales of organic fluid milk, organic yogurts, organic butters, organic cheeses, organic desserts and organic juices.  Revenue is recognized upon transfer of title at the time of shipment to or pickup by a customer.

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

Discontinued operations includes the net costs of our milk production from our Idaho Dairy and Colorado herd which are assets held for sale.  Such costs primarily include organic feed, cull losses, payroll, general operating expenses, cattle and fixed asset depreciation prior to triggering discontinued operations, interest expense and expected loss on disposal which includes transaction costs.  We ceased depreciating our assets held for sale upon their classification as such and recognized on the measurement date of March 31, 2002 the expected loss on disposal.  Prior to the measurement date, we depreciated our Idaho Dairy and Colorado herd assets using the straight-line method over the estimated useful lives, which ranged from 3 to 27 years.  Cattle were depreciated using a straight-line method over five years commencing with their first milking and had a capitalized cost based on purchase price plus pre-production costs.

Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Net Sales.  Net sales increased by 22.7%, or $9.6 million, to $51.8 million for the three months ended March 31, 2003 from $42.2 million for the comparable period in 2002.  Net sales from U.S. operations increased 23.6%, or $8.1 million, to $42.5 million from $34.4 million resulting primarily from increased sales volume to existing customers.

Changes in our U.S. product category sales were as follows:

Fluid Milk

•                  Total fluid milk sales increased 26.8%, or $6.4 million, to $30.5 million for the three months ended March 31, 2003 from $24.1 million for the comparable period in 2002.  This increase was primarily due to increased sales volume to existing customers.

•                  Sales of ultra-pasteurized (UP) fluid milk increased 51.3%, or $6.1 million, to $18.0 million for the three months ended March 31, 2003 from $11.9 million for the comparable period in 2002.  This increase was primarily due to increased sales volume to existing customers.

•                  Sales of traditional pasteurized fluid milk increased 2.8%, or $0.3 million, to $12.5 million for the three months ended March 31, 2003 from $12.2 million for the comparable period in 2002.  This increase was primarily due to increased sales volume to existing customers.

•                  As a result of these shifts, our fluid milk product line mix shifted to 41% traditional pasteurized fluid milk for the three months ended March 31, 2003 from 51% for the comparable period in 2002.

Other Dairy

•                  Sales of our other dairy products increased 21.6%, or $1.9 million, to $10.7 million for the three months ended March 31, 2003 from $8.8 million for the comparable period in 2002, due primarily to increased sales volume of our butter, cheese, dessert and foodservice products.

•                  Sales of butter increased 16.0%, or $0.4 million, to $2.8 million for the three months ended March 31, 2003 from $2.4 million for the comparable period in 2002.  This increase was primarily due to increased sales volume to existing customers.

•                  Sales of cheese increased 31.0%, or $0.4 million, to $1.7 million for the three months ended March 31, 2003 from $1.3 million for the comparable period in 2002.  This increase was primarily due to increased sales volume to existing customers.

•                  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants, other service providers and club stores, increased 23.2%, or $0.3 million, to $1.6 million for the three months ended March 31, 2003 from $1.3 million for the comparable period in 2002.  This increase was primarily the result of our introduction of single-serve milk products into club stores.

Juice

•                  Sales of our juice products decreased 6.3%, or $0.1 million, to $1.8 million for the three months ended March 31, 2003 from $1.9 million for the comparable period in 2002.  We believe that this decrease was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

Changes in our International sales were as follows:

•                  Net sales from international operations increased 18.8%, or $1.5 million, to $9.3 million for the three months ended March 31, 2003 from $7.8 million in 2002.  Expressed in British pounds, sales increased 5.8%; however, shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase.  This increase was primarily due to increased sales volume to existing customers.

•                  Sales of Rachel’s Organic branded products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 66.4%, or $1.9 million, to $4.6 million for the three months ended March 31, 2003 from $2.7 million for the comparable period in 2002.  Expressed in British pounds, sales increased 48.2%; however, shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase.  This increase was primarily due to increased sales volume to existing customers.

Cost of Sales and Gross Profit.  Cost of sales increased 24.5%, or $6.9 million, to $35.3 million for the three months ended March 31, 2003 from $28.4 million for the comparable period in 2002.  The increase in cost of sales was primarily the result of our increased sales.  Gross profit increased 19.2%, or $2.7 million, to $16.5 million for the three months ended March 31, 2003 from $13.8 million for the comparable period in 2002.  As a percentage of net sales, gross profit decreased to 31.9% for the three months ended March 31, 2003 from 32.8% for the comparable period in 2002. Our gross profit in the U.S. decreased to 33.7% for the three months ended March 31, 2003 from 34.9% for the comparable period in 2002 primarily due to increased processor costs, hauling costs and pooling charges versus the comparable three month period a year ago.  Our gross profit in the U.K. decreased to 23.4% for the three months ended March 31, 2003 from 23.6% for the comparable period in 2002.  This decrease was primarily the result of the sales product mix verses the comparable three month period a year ago.

Selling Expenses.  Selling expenses increased 19.9%, or $1.9 million, to $11.3 million for the three months ended March 31, 2003 from $9.4 million for the comparable period in 2002.  This increase was primarily a result of the increased delivery and commission costs associated with the increased U.S. sales.  Selling expenses as a percentage of net sales decreased to 21.8% for the three months ended March 31, 2003 from 22.3% for the comparable period in 2002.

General and Administrative Expenses.  General and administrative expenses increased 26.8%, or $0.7 million, to $3.2 million for the three months ended March 31, 2003 from $2.5 million for the comparable period in 2002.  This increase was primarily due to increased overhead including $0.2 million for costs associated with a contemplated public equity financing that we elected not to proceed with due to equity market conditions.  As a result, our general and administrative expenses as a percentage of net sales increased to 6.2% in 2003 from 6.0% in 2002.

Intangible Asset Amortization.  Amortization expense related to intangible assets was $0.3 million for the three months ended March 31, 2003, virtually unchanged from the comparable period in 2002.

Other Expense, Net.  Other expense, net decreased 74.1%, or $0.2 million, to $49,000 for the three months ended March 31, 2003 from $0.2 million for the comparable period in 2002.  The decrease was primarily attributable to a $6.5 million decrease in our outstanding debt balances and partially attributable to a decrease in the average interest rate on our debt facilities. Our average interest rate on our LIBOR-based debt facilities decreased to 3.9% for the three months ended March 31, 2003 from 4.5% for the comparable period in 2002.

Income Tax Expense.  Income tax expense increased $0.1 million to $0.6 million for the three months ended March 31, 2003 from $0.5 million for the comparable period in 2002.  Our effective income tax rate was 39.0% for the three months ended March 31, 2003, unchanged from the comparable period in 2002.

Income From Continuing Operations.  Income from continuing operations increased $0.2 million to $1.0 million for the three months ended March 31, 2003 from $0.8 million for the comparable period in 2002.

•                  Income from continuing operations for U.S. operations increased $0.1 million to $0.9 million for the three months ended March 31, 2003 from $0.8 million for the comparable period in 2002.

•                  Income from continuing operations for international operations was $0.1 million for the three months ended March 31, 2003, unchanged from the comparable period in 2002.

Loss From Discontinued Operations.  Loss from discontinued operations decreased $1.7 million to a $0.8 million loss from discontinued operations for the three months ended March 31, 2003 from a $2.5 million loss from discontinued operations for the comparable period in 2002.  The three months ended March 31, 2003 included losses on disposal of $0.5 million net of tax and no depreciation as compared to charges for anticipated transaction fees and losses on disposal of $2.0 million net of tax in addition to $0.5 million net of tax for depreciation for the three months ended March 31, 2002.  The resulting $2.0 million decreased loss on disposal and depreciation for the three months ended March 31, 2003 from the comparable period in 2002 was partially offset during the three months ended March 31, 2003 by increased operating costs at the Idaho Dairy.

If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations.  Accordingly, for the three months ended March 31, 2003, an operating loss before interest and income taxes of $867,000 from the Idaho Dairy including the transferred Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $15.6 million for the three months ended March 31, 2003.  For the three months ended March 31, 2002, an operating loss before interest and income taxes of $439,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $13.4 million for the three months ended March 31, 2002.  Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have been $203,000, or $.02 per basic and diluted share, for the three months ended March 31, 2003, and our reported net income would have been $315,000, or $.03 per basic and diluted share, for the three months ended March 31, 2002.

Net Income.  Net income increased $1.9 million to $0.2 million for the three months ended March 31, 2003 from a net loss of $1.7 million for the comparable period in 2002.

•                  Net income for U.S. operations increased $1.8 million to $0.1 million for the three months ended March 31, 2003 from a net loss of $1.7 million for the comparable period in 2002.  The increase in net income was primarily due to decreased losses on discontinued operations for the three months ended March 31, 2003 as compared to the comparable period for 2002.

•                  Net income for international operations was $0.1 million for the three months ended March 31, 2003, unchanged from the comparable period in 2002.

Comprehensive Income (Loss).  Comprehensive income (loss) increased $1.8 million to a loss of $0.4 million for the three months ended March 31, 2003 from a loss of $2.2 million for the comparable period in 2002.  This increase was primarily due to a $1.9 million increase in net income.  We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period.  At March 31, 2003, December 31, 2002, March 31, 2002, and December 31, 2001, the British pound was worth approximately U.S. $1.575, U.S. $1.604, U.S. $1.426 and U.S. $1.452, respectively.

Liquidity and Capital Resources

We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

Net cash provided by operations was $1.1 million for the three months ended March 31, 2003, a decrease of $0.8 million from $1.9 million for the comparable period in 2002. Cash provided by operations in 2003 was primarily attributable to an increase in trade accounts payable of $1.5 million and a decrease in prepaid and other current assets of $0.7 million as well as an increase in income as adjusted by the loss on the anticipated disposal of the Idaho Dairy and Colorado herd, net of income taxes; depreciation and amortization charges; and a decrease in inventories partially offset by primarily increased trade accounts receivable of $3.1 million.  Cash provided by operations in 2002 was primarily attributable to an increase in income as adjusted by the $2.0 million loss on the anticipated disposal of the Idaho Dairy and Colorado herd, amortization, and depreciation charges along with decreases in inventory and increases in other accrued expenses partially offset by increased prepaid and other current assets.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2003, virtually unchanged from the comparable period in 2002.  Cash used in investing activities in 2003 was primarily attributable to $0.8 million used in the purchases of property and equipment, including upgraded desktop computers, net of proceeds from equipment sales.  Cash used in investing activities in 2002 was primarily attributable to miscellaneous equipment and milk production equipment.

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2003, a decrease of $0.1 million from $1.6 million for the comparable period in 2002.  The cash used in financing activities reflects our pay-downs of term debt and our net pay-downs of our outstanding credit line balance during the three month period ended March 31, 2003 and during the comparable period in 2002.

Our cash and cash equivalents were $0.3 million at March 31, 2003 and $3.1 million at March 31, 2002.  We have a five year $25.0 million term loan with US Bank which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%.  At March 31, 2003, the interest rate was 3.8% and we had an outstanding balance of $16.8 million.  In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest primarily at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%.  At March 31, 2003, we had borrowed $15.9 million against the credit line facility in addition to credit line encumbrances of $2.5 million.  Of this $15.9 million outstanding credit line balance, $14.4 million was at an interest rate of 3.8% and $1.5 million was at an adjustable interest rate of prime plus 0.75%, or 5.0%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility’s maturity date which has been extended to November 30, 2003.  Total availability under the line of credit pursuant to the borrowing base as defined was $5.5 million at March 31, 2003.  We expect to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt.

We currently anticipate that our available cash resources, funds generated by operations and available credit facilities, will be sufficient to meet our presently anticipated capital needs for the next twelve months, but may be insufficient for cash acquisitions under our corporate development program.  If additional funds are required, we may seek additional equity or debt financing.  Such financing may not be available to us on terms that are acceptable to us, if at all, or on terms that would not be dilutive to our stockholders.

Critical Accounting Policies

The critical accounting policies effective during the three months ended March 31, 2003 were consistent with the critical accounting policies reported in the Company’s Form 10-K for the year ended December 31, 2002.

Effect of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions.  We adopted the provisions of SFAS 145 effective January 1, 2003, and its implementation did not have any material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. We adopted the provisions of SFAS 146 effective January 1, 2003, which is effective for exit or disposal activities that are initiated after December 31, 2002, and its implementation did not have any material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure, or SFAS 148. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on our financial statements unless we elect to change from the intrinsic value method to the fair value method. We adopted SFAS 148 as of December 31, 2002 and the provisions relating to annual and interim disclosures have changed the manner in which we disclose information regarding stock-based compensation.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees and requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure provisions of FIN 45 as of January 1, 2003, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.  The adoption has no significant impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46.  FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statements with its own.  We are required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which we will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.  We do not have investments in variable interest entities that we may be required to consolidate.

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

Interest Rates.  At March 31, 2003, we had approximately $2.8 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rates (including current portion) at March 31, 2003 was $2.9 million, which was $0.1 million greater than the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at March 31, 2003, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $30,000.  Additionally at March 31, 2003, we had approximately $36.5 million of floating rate long-term debt (including current maturities) subject to interest rate risk.  A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $365,000 over a twelve month period.

Item 4.  Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.  The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act)] as of a date within ninety days before the filing date of this quarterly report (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company’s management in order to allow timely decisions regarding required disclosure.

(b)                                 Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

A)                                  Exhibits

3.1+                          Amended and Restated Certificate of Incorporation

3.2+                          Amended and Restated Bylaws of the Company

99.1                           Certificate of Horizon Organic Holding Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

HORIZON ORGANIC HOLDING CORPORATION

Date: May 14, 2003	/s/ Thomas P. Briggs
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Thomas P. Briggs
Thomas P. Briggs
Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary