Form 10-Q
period 2003-06-30
HORIZON ORGANIC HOLDING CORP
filed 2003-08-14
CIK 1041255

Use these links to rapidly review the document
HORIZON ORGANIC HOLDING CORPORATION Form 10-Q Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 000-24337

Horizon Organic Holding Corporation
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1405007
6311 Horizon Lane
Longmont, Colorado 80503
(303) 530-2711

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of July 31, 2003, the registrant had outstanding 10,364,290 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of June 30, 2003 (unaudited) and December 31, 2002

	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$2,275	1,382
Trade accounts receivable, less allowances of $2,491 in 2003 and $2,260 in 2002	21,793	19,978
Inventories	15,355	12,124
Assets held for sale	27,734	29,911
Deferred income tax assets	277	277
Prepaid and other current assets	4,219	5,124

Total current assets	71,653	68,796

Long-term assets held for sale	1,840	1,851
Property, Equipment and Cattle:
Cattle, net	1,429	1,211
Property and equipment, net	13,769	13,578

Total property, equipment and cattle	15,198	14,789

Other Assets:
Goodwill, net of accumulated amortization of $3,054	27,816	27,040
Other intangible assets, net of accumulated amortization of $5,806 in 2003 and $5,136 in 2002	12,391	13,046
Other assets, net	2,581	2,685

Total other assets	42,788	42,771

Total Assets	$131,479	128,207

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$25,296	26,703
Trade accounts payable	12,507	10,100
Other accrued expenses	11,798	8,743

Total current liabilities	49,601	45,546

Long-Term Liabilities:
Long-term debt, less current portion	11,475	14,110
Deferred income tax liabilities	2,917	2,898

Total long-term liabilities	14,392	17,008

Total liabilities	63,993	62,554

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,364,290 and 10,293,127 shares issued and outstanding in 2003 and 2002, respectively	10	10
Additional paid-in capital	62,355	61,866
Accumulated other comprehensive income—foreign currency translation adjustment	3,008	2,034
Retained earnings	2,113	1,743

Total stockholders' equity	67,486	65,653

Total Liabilities and Stockholders' Equity	$131,479	128,207

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the three months ended June 30, 2003 and 2002

(unaudited)

	2003	2002
Net sales	$53,978	44,713
Cost of sales	36,891	30,646

Gross profit	17,087	14,067

Operating expenses:
Selling	11,993	9,900
General and administrative	3,885	2,659
Intangible asset amortization	329	326

Total operating expenses	16,207	12,885

Operating income	880	1,182

Other income (expense), net:
Interest income	43	11
Interest expense	—	(99)
Other, net	(47)	(34)

Total other expense, net	(4)	(122)

Income from continuing operations before income taxes	876	1,060
Income tax expense	(342)	(413)

Income from continuing operations	534	647
Discontinued operations (Note 4):
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $817 in 2003 and $778 in 2002)	(576)	(482)
Income tax benefit from discontinued operations	225	188

Loss from discontinued operations	(351)	(294)

Net income	$183	353

Income from continuing operations per basic and diluted share	$.05	.06

Loss from discontinued operations per basic and diluted share	$(.03)	(.03)

Net income per basic and diluted share	$.02	.03

Weighted average shares outstanding:
Basic	10,330	10,179
Diluted	10,650	10,617
Comprehensive income:
Net income	$183	353
Foreign currency translation adjustment	1,591	2,275

Comprehensive income	$1,774	2,628

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the six months ended June 30, 2003 and 2002

(unaudited)

	2003	2002
Net sales	$105,798	86,931
Cost of sales	72,196	59,014

Gross profit	33,602	27,917

Operating expenses:
Selling	23,301	19,331
General and administrative	7,082	5,179
Intangible asset amortization	658	651

Total operating expenses	31,041	25,161

Operating income	2,561	2,756

Other income (expense), net:
Interest income	50	22
Interest expense	—	(228)
Other, net	(103)	(104)

Total other expense, net	(53)	(310)

Income from continuing operations before income taxes	2,508	2,446
Income tax expense	(978)	(954)

Income from continuing operations	1,530	1,492
Discontinued operations (Note 4):
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $1,567 in 2003 and $3,028 in 2002)	(1,901)	(3,602)
Income tax benefit from discontinued operations	741	789

Loss from discontinued operations	(1,160)	(2,813)

Net income (loss)	$370	(1,321)

Income from continuing operations per basic share	$.15	.15

Income from continuing operations per diluted share	$.14	.14

Loss from discontinued operations per basic share	$(.11)	(.28)

Loss from discontinued operations per diluted share	$(.11)	(.26)

Net income (loss) per basic share	$.04	(.13)

Net income (loss) per diluted share	$.03	(.12)

Weighted average shares outstanding:
Basic	10,317	10,161
Diluted	10,607	10,589
Comprehensive income:
Net income (loss)	$370	(1,321)
Foreign currency translation adjustment	974	1,710

Comprehensive income	$1,344	389

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the six months ended June 30, 2003 and 2002

(unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$370	(1,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	204	350
Loss from anticipated sale of Idaho Dairy and Colorado herd, net of income taxes	956	2,463
Depreciation and amortization	2,104	1,890
Loss on sale of cattle and equipment	187	75
Deferred income taxes	—	35
Noncash payments for director services	20	17
Changes in operating assets and liabilities:
Trade accounts receivable	(1,684)	765
Inventories	(3,206)	(452)
Prepaid and other current assets	977	(923)
Other assets	9	14
Trade accounts payable	2,322	(797)
Other accrued expenses	2,967	(5)

Net cash provided by operating activities	5,226	2,111

Cash flows from investing activities:
Net cash generated by discontinued operations	1,027	650
Purchases of property and equipment	(1,303)	(570)
Proceeds from equipment sales	29	163
Purchases of cattle	(541)	(336)
Proceeds from cattle sales	134	143
Other assets	(144)	(111)

Net cash used in investing activities	(798)	(61)

Cash flows from financing activities:
Proceeds from (repayments of) long-term line of credit	650	(565)
Repayments of long-term debt, other than line of credit	(4,700)	(4,265)
Proceeds from exercise of stock options	403	340
Proceeds from issuance of common stock under ESPP	65	58

Net cash used in financing activities	(3,582)	(4,432)
Effect of exchange rate changes on cash	47	121

Net increase (decrease) in cash and cash equivalents	893	(2,261)
Cash and cash equivalents at beginning of period	1,382	3,534

Cash and cash equivalents at end of period	$2,275	1,273

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including $851 and $881 included in/allocated to discontinued operations for the six months ended June 30, 2003 and 2002, respectively	$882	1,165

Cash paid during the period for income taxes	$56	385

Noncash investing and financing activities:
Common stock issued to outside directors	$20	17

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.     Basis of Presentation

        The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.     Summary of Critical Accounting Policies

        The critical accounting policies effective during the six months ended June 30, 2003 were consistent with the critical accounting policies reported in the Company's Form 10-K for the year ended December 31, 2002.

        The Company applies the principles in APB Opinion No. 25 in accounting for its Plan and stock option agreements and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$183	353	370	(1,321)

Net income (loss), pro forma	(234)	43	(715)	(2,248)

Net income (loss) per basic and diluted share, pro forma	(.02)	—	(.07)	(.22)

        The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2003 was $8.65 and $7.58, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: three months ended June 30, 2003—no expected dividend yield, expected volatility of 65%, risk free rates ranging from 2.7% to 3.5%, and expected lives of 5 years and six months ended June 30, 2003—no expected dividend yield, expected volatility of 65%, risk free rates ranging from 2.7% to 3.6%, and expected lives of 5 years.

        The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are generally made each year.

3.     Translation of Foreign Currencies

        The accounts of the Company's subsidiaries in the United Kingdom were measured using the local currency, which has been designated as the functional currency. Assets and liabilities were translated at the exchange rate in effect at the end of the period. Revenue and expenses were translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period were included in comprehensive income in stockholders' equity.

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

        The terms of the anticipated Idaho Dairy sale agreement contemplate a sale price based on net book value, which assumes that depreciation of the cattle and fixed assets would continue from the time the terms were agreed to until the sale closes. Consequently, the resulting price of the Idaho Dairy continues to decrease over time. However, pursuant to SFAS 144, the Company ceased depreciating the related assets as of the measurement date, which was March 31, 2002. Therefore, the net book value of the assets held for sale does not decrease from an increase in accumulated depreciation since the measurement date; but it does decrease to reflect the decline in value that occurs from the passage of time since the measurement date. Because of the resulting differences between the anticipated net book value and the anticipated selling price due to depreciation, the Company recognized an additional loss on disposal of discontinued operations consistent with an additional three months of depreciation of $0.8 million for the three months ended June 30, 2003 and with an additional six months of depreciation of $1.6 million for the six months ended June 30, 2003. If the Company is unable to finalize the transaction by September 30, 2003, an additional loss on disposal will be recognized by the Company equaling the amount of depreciation that would be expected up to the anticipated date of finalizing the transaction because it expects fair value (sale price) will have declined. The Company believes that the contemplated sales price approximates fair market value.

        The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group. Included in the loss from discontinued operations, before income taxes and including closing and transaction fees and the decrease in anticipated sale price due to depreciation, for the three and six months ended June 30, 2003 and June 30, 2002 was an estimated loss on disposal of the discontinued operations of $0.8 million, $1.6 million, $0.8 million and $3.0 million, respectively. The following unaudited financial data presents the combined results of operations for the discontinued operations for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$5,198	5,759	9,848	10,894
Cost of sales excluding cattle depreciation	3,187	3,493	6,379	6,754
Cattle depreciation	—	—	—	494

Gross profit	2,011	2,266	3,469	3,646

Operating expenses excluding fixed asset depreciation	1,336	1,536	2,938	3,108
Fixed asset depreciation	—	—	—	248
Loss on disposal	817	778	1,567	3,028

Operating loss	(142)	(48)	(1,036)	(2,738)

Interest expense, net	434	434	865	864

Loss before income taxes	(576)	(482)	(1,901)	(3,602)
Income tax benefit	225	188	741	789

Net loss	$(351)	(294)	(1,160)	(2,813)

        The following unaudited proforma financial data presents the results of operations for the discontinued operations for the three and six months ended June 30, 2003 and 2002, if the Company had concluded that its Idaho Dairy operation had not met the definition of a disposal group under SFAS 144 and if the Company had not determined to sell its Idaho Dairy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$5,198	5,759	9,848	10,894
Cost of sales excluding cattle depreciation	3,187	3,493	6,379	6,754
Cattle depreciation	510	514	986	1,007

Gross profit	1,501	1,752	2,483	3,133

Operating expenses excluding fixed asset depreciation	1,336	1,536	2,938	3,108
Fixed asset depreciation	253	264	500	512
Loss on disposal	—	—	—	—

Operating loss	(88)	(48)	(955)	(487)

Interest	434	434	865	864

Loss before income taxes	(522)	(482)	(1,820)	(1,351)
Income tax benefit	204	188	710	527

Net loss	$(318)	(294)	(1,110)	(824)

        Differences between the financial results from these operations and the unaudited proforma financial data presented above for the three months ended June 30, 2003 include $510,000 and $253,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2003 unaudited proforma financial data. The financial results include an additional $54,000 loss on disposal for potential write downs to expected net realizable value as well as the resulting additional income tax benefit of $21,000. The differences between the financial results and the unaudited proforma financial data for the three months ended June 30, 2002 include $514,000 and $264,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2002 unaudited proforma financial data.

        Differences between the financial results from these operations and the unaudited proforma financial data presented above for the six months ended June 30, 2003 include $986,000 and $500,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2003 unaudited proforma financial data. The financial results include an additional $81,000 loss on disposal for potential write downs to expected net realizable value as well as the resulting additional income tax benefit of $32,000. The differences between the financial results and the unaudited proforma financial data for the six months ended June 30, 2002 include $514,000 and $264,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2002 unaudited proforma financial data. Additionally, the financial results include a $2,250,000 loss on disposal consisting of transaction costs and write downs to expected net realizable value, including charges equal to normal depreciation through September 30, 2002 which was the expected transaction close date at June 30, 2002. These costs are not in the unaudited proforma financial data because these costs would not have been incurred if the Company had not determined to sell the Idaho Dairy. As a result, the financial results include an additional income tax benefit of $262,000, which is not included in the unaudited proforma financial data.

        Additionally, $27.7 million of the Idaho Dairy assets expected to be disposed of, including the transferred Colorado herd, have been classified as current assets held for sale at June 30, 2003. This compares to $29.9 million at December 31, 2002, which is a $2.2 million decrease primarily due to feed inventory seasonality. Pursuant to SFAS 144, the Company wrote the assets down to the expected disposal value, less costs to sell. The Company expects to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt. As a result, the Company has allocated interest to its discontinued operations on its approximate net equity invested in the discontinued operations at a historical interest rate of 7.0%, which is above the prevailing interest rate approximating 4.0%.

5.     Long-term Debt

        The Company has a $25.0 million Senior Secured Term Loan with US Bank National Association with a due date of May 31, 2005 and quarterly principal payments. The note bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75%. At June 30, 2003, the interest rate was 3.7% and the outstanding principal balance of this note was $15.8 million. Interest payments are made in conjunction with LIBOR pricing maturity dates.

        The Company has a $25.0 million credit line facility with US Bank which has been extended for six months. The credit line is collateral-based, has a November 30, 2003 due date and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75%. At June 30, 2003, the interest rate was 3.7% and the Company had borrowed $16.9 million against the credit line facility in addition to letter of credit encumbrances of $0.1 million. Of this $16.9 million outstanding line of credit balance, $16.2 million was at an interest rate of 3.7% and $0.7 million was at an adjustable interest rate of prime plus 0.75%, or 4.8%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date. Total availability under the line of credit pursuant to the borrowing base as defined was $7.0 million at June 30, 2003. This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants. The Company is in compliance with these financial covenants.

6.     Reportable Segments

        The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products. The following table sets forth selected segment data for the three and six months ended June 30, 2003 and 2002 (in thousands):

	For the three months ended June 30, 2003
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$44,261	690	(690)	—	44,261	9,717	53,978	—	53,978
Cost of sales	29,347	389	(389)	22	29,369	7,522	36,891	—	36,891

Gross profit	14,914	301	(301)	(22)	14,892	2,195	17,087	—	17,087
Operating expenses excluding intangible asset amortization	14,026	323	(323)	—	14,026	1,852	15,878	—	15,878
Intangible asset amortization	294	—	—	—	294	35	329	—	329

Operating income (loss)	594	(22)	22	(22)	572	308	880	—	880
Interest income	475	—	(75)	(359)	41	2	43	—	43
Interest expense	(25)	(85)	75	359	324	(324)	—	—	—
Other, net	(47)	—	—	—	(47)	—	(47)	—	(47)

Income (loss) from continuing operations before income taxes	997	(107)	22	(22)	890	(14)	876	—	876
Income tax benefit (expense)	(389)	41	—	—	(348)	6	(342)	—	(342)

Income (loss) from continuing operations	608	(66)	22	(22)	542	(8)	534	—	534
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy (including loss on disposal of $817)	—	(576)	—	—	(576)	—	(576)	—	(576)
Income tax benefit from discontinued operations	—	225	—	—	225	—	225	—	225

Loss from discontinued operations	—	(351)	—	—	(351)	—	(351)	—	(351)

Net income (loss)	$608	(417)	22	(22)	191	(8)	183	—	183

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$870	118	—	—	988	132	1,120	—	1,120
Loss on sale of cattle and equipment	—	53	—	—	53	0	53	—	53
Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,307	—	—	1,307	—	1,307	—	1,307
Company Total:
Depreciation and amortization	$870	118	—	—	988	132	1,120	—	1,120
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,360	—	—	1,360	0	1,360	—	1,360

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $5,198 and $5,340, respectively.

	For the six months ended June 30, 2003
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$86,777	1,408	(1,408)	—	86,777	19,021	105,798	—	105,798
Cost of sales	57,513	792	(792)	34	57,547	14,649	72,196	—	72,196

Gross profit	29,264	616	(616)	(34)	29,230	4,372	33,602	—	33,602
Operating expenses excluding intangible asset amortization	26,808	650	(650)	—	26,808	3,575	30,383	—	30,383
Intangible asset amortization	588	—	—	—	588	70	658	—	658

Operating income (loss)	1,868	(34)	34	(34)	1,834	727	2,561	—	2,561
Interest income	943	—	(147)	(753)	43	7	50	—	50
Interest expense	(69)	(168)	147	753	663	(663)	—	—	—
Other, net	(103)	—	—	—	(103)	—	(103)	—	(103)

Income (loss) from continuing operations before income taxes	2,639	(202)	34	(34)	2,437	71	2,508	—	2,508
Income tax benefit (expense)	(1,029)	79	—	—	(950)	(28)	(978)	—	(978)

Income (loss) from continuing operations	1,610	(123)	34	(34)	1,487	43	1,530	—	1,530
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy (including loss on disposal of $1,567)	—	(1,901)	—	—	(1,901)	—	(1,901)	—	(1,901)
Income tax benefit from discontinued operations	—	741	—	—	741	—	741	—	741

Loss from discontinued operations	—	(1,160)	—	—	(1,160)	—	(1,160)	—	(1,160)

Net income (loss)	$1,610	(1,283)	34	(34)	327	43	370	—	370

Segment assets	$117,745	41,240	(39,007)	—	119,978	44,498	164,476	(32,997)	131,479

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$1,619	239	—	—	1,858	246	2,104	—	2,104
Loss on sale of cattle and equipment	—	84	—	—	84	103	187	—	187
Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	2,567	—	—	2,567	—	2,567	—	2,567
Company Total:
Depreciation and amortization	$1,619	239	—	—	1,858	246	2,104	—	2,104
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	2,651	—	—	2,651	103	2,754	—	2,754

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $9,848 and $10,884, respectively.

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

        Stock options to purchase 196,900 and 103,750 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended June 30, 2003 and June 30, 2002, respectively. Stock options to purchase 251,300 and 113,800 common shares were excluded from the treasury stock method calculations because they were antidilutive during the six months ended June 30, 2003 and June 30, 2002, respectively. The following table sets forth the calculation of earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Income from continuing operations	$534	647	1,530	1,492

Loss from discontinued operations	$(351)	(294)	(1,160)	(2,813)

Net income (loss)	$183	353	370	(1,321)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	10,307	10,153	10,293	10,126
Weighted average common equivalent shares issued during period	23	26	24	35

Weighted average common shares—basic	10,330	10,179	10,317	10,161
Weighted average common equivalent shares outstanding during period	320	438	290	428

Weighted average common shares—diluted	10,650	10,617	10,607	10,589

Income from continuing operations per basic share	$.05	.06	.15	.15

Income from continuing operations per diluted share	$.05	.06	.14	.14

Loss from discontinued operations per basic share	$(.03)	(.03)	(.11)	(.28)

Loss from discontinued operations per diluted share	$(.03)	(.03)	(.11)	(.26)

Net income (loss) per basic share	$.02	.03	.04	(.13)

Net income (loss) per diluted share	$.02	.03	.03	(.12)

8.     Proposed Merger with Dean Foods Company

        On June 30, 2003 the Company jointly announced with Dean Foods Company that the companies had entered into a definitive agreement by which Dean Foods will acquire the 87% equity interest in the Company that it does not currently own for $24 per share and will assume approximately $40 million in debt. The transaction is subject to approval by the Company's stockholders and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On August 6, 2003, the Company and Dean Foods received communication confirming that the conditions of the review had been met and no further action is required. The transaction is expected to close in the fourth quarter of 2003 upon which the Company expects to incur certain transaction costs including, but not limited to, costs associated with the acceleration of stock option vesting and investment banker fees. All such transaction costs will not impact the transaction price of $24.00 per share. Additionally, there are certain additional transaction costs that the Company expects to incur prior to the close of the transaction including, but not limited to, legal and consulting fees, which will be borne by the Company regardless of whether the proposed merger closes. Management does not expect these costs prior to the transaction closing to be material and such costs will not impact the transaction price of $24.00 per share. As a part of the transaction with Dean Foods, the Company has entered into severance and retention agreements with a select number of key management employees. The purpose of this program is to provide these employees with incentives to remain with the Company for a period of time following closing of the sale and protection from a loss of employment following such closing in order to preserve the value of the Company. The Company does not expect any payments made under this program to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2003, and accompanying notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2002. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "anticipate", "believe", "expect", "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors. These factors are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in Part I Item 1 under the heading "Risk Factors".

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

Results of Operations

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

        Net Sales.    Net sales increased by 20.7%, or $9.3 million, to $54.0 million for the three months ended June 30, 2003 from $44.7 million for the comparable period in 2002. Net sales from U.S. operations increased 20.9%, or $7.7 million, to $44.3 million from $36.6 million resulting primarily from increased sales volume to existing customers.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 23.3%, or $6.0 million, to $31.8 million for the three months ended June 30, 2003 from $25.8 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 38.3%, or $5.2 million, to $19.0 million for the three months ended June 30, 2003 from $13.8 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of traditional pasteurized fluid milk increased 6.1%, or $0.8 million, to $12.8 million for the three months ended June 30, 2003 from $12.0 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 40% traditional pasteurized fluid milk for the three months ended June 30, 2003 from 47% for the comparable period in 2002.

        Other Dairy

  •
  Sales of our other dairy products increased 20.1%, or $1.8 million, to $11.1 million for the three months ended June 30, 2003 from $9.3 million for the comparable period in 2002, primarily due to increased sales volume of our cheese, cottage cheese, dessert and club store products.

  •
  Sales of cheese increased 7.6%, or $0.1 million, to $1.6 million for the three months ended June 30, 2003 from $1.5 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants, other service providers and club stores, increased 75.0%, or $1.1 million, to $2.5 million for the three months ended June 30, 2003 from $1.4 million for the comparable period in 2002. This increase was primarily the result of our introduction of single-serve milk products into club stores.

        Juice

  •
  Sales of our juice products decreased 6.2%, or $0.1 million, to $1.9 million for the three months ended June 30, 2003 from $2.0 million for the comparable period in 2002. We believe that this decrease in sales volume was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 19.9%, or $1.6 million, to $9.7 million for the three months ended June 30, 2003 from $8.1 million in 2002. Expressed in British pounds, sales increased 8.3%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of Rachel's Organic branded products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 33.1%, or $1.2 million, to $4.9 million for the three months ended June 30, 2003 from $3.7 million for the comparable period in 2002. Expressed in British pounds, sales increased 20.2%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

        Cost of Sales and Gross Profit.    Cost of sales increased 20.4%, or $6.3 million, to $36.9 million for the three months ended June 30, 2003 from $30.6 million for the comparable period in 2002. The increase in cost of sales was primarily the result of our increased sales volume. Gross profit increased 21.5%, or $3.0 million, to $17.1 million for the three months ended June 30, 2003 from $14.1 million for the comparable period in 2002. As a percentage of net sales, gross profit increased to 31.7% for the three months ended June 30, 2003 from 31.5% for the comparable period in 2002. Our gross profit in the U.S. increased to 33.6% for the three months ended June 30, 2003 from 33.0% for the comparable period in 2002. This increase reflects the change in product mix caused by increased single serve milk sales, which have a higher gross profit margin, versus the comparable three month period a year ago and more than offsets general increases in processing costs and hauling costs compared to the year ago period. Our gross profit in the U.K. decreased to 22.6% for the three months ended June 30, 2003 from 24.5% for the comparable period in 2002. This decrease was primarily the result of the sales product mix versus the comparable three month period a year ago.

        Selling Expenses.    Selling expenses increased 21.1%, or $2.1 million, to $12.0 million for the three months ended June 30, 2003 from $9.9 million for the comparable period in 2002. This increase was primarily a result of the increased delivery and commission costs associated with the increased U.S. sales. Selling expenses as a percentage of net sales increased to 22.2% for the three months ended June 30, 2003 from 22.1% for the comparable period in 2002.

        General and Administrative Expenses.    General and administrative expenses increased 46.1%, or $1.2 million, to $3.9 million for the three months ended June 30, 2003 from $2.7 million for the comparable period in 2002. This increase was due to increased overhead including $0.7 million for transaction costs incurred to date associated with the proposed merger with Dean Foods Company consisting of primarily investment banking fees, legal fees and consulting fees. As a result, our general and administrative expenses as a percentage of net sales increased to 7.2% in 2003 from 6.0% in 2002.

        Intangible Asset Amortization.    Amortization expense related to intangible assets was $0.3 million for the three months ended June 30, 2003, virtually unchanged from the comparable period in 2002.

        Other Expense, Net.    Other expense, net decreased 96.4%, or $0.1 million, to $4,000 for the three months ended June 30, 2003 from $0.1 million for the comparable period in 2002. The decrease was primarily attributable to a $6.0 million decrease in our outstanding debt balances and partially attributable to a decrease in the average interest rate on our debt facilities. Our average interest rate on our LIBOR-based debt facilities decreased to 3.8% for the three months ended June 30, 2003 from 4.4% for the comparable period in 2002.

        Income Tax Expense.    Income tax expense decreased $0.1 million to $0.3 million for the three months ended June 30, 2003 from $0.4 million for the comparable period in 2002. Our effective income tax rate was 39.0% for the three months ended June 30, 2003, unchanged from the comparable period in 2002.

        Income From Continuing Operations.    Income from continuing operations decreased $0.1 million to $0.5 million for the three months ended June 30, 2003 from $0.6 million for the comparable period in 2002.

  •
  Income from continuing operations for U.S. operations was $0.5 million for the three months ended June 30, 2003, unchanged from the comparable period in 2002.

  •
  Income from continuing operations for international operations decreased $0.1 million to virtually breakeven for the three months ended June 30, 2003 from $0.1 million for the comparable period in 2002.

        Loss From Discontinued Operations.    Loss from discontinued operations increased $0.1 million to $0.4 million for the three months ended June 30, 2003 from $0.3 million for the comparable period in 2002 as a result of increased operating costs at the Idaho Dairy due primarily to increased cost of cattle. The three months ended June 30, 2003 included anticipated losses on disposal of $0.5 million net of tax, unchanged from the three months ended June 30, 2002.

        If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Accordingly, for the three months ended June 30, 2003, an operating loss before interest and income taxes of $88,000 from the Idaho Dairy including the transferred Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $17.0 million for the three months ended June 30, 2003. For the three months ended June 30, 2002, an operating loss before interest and income taxes of $48,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $14.0 million for the three months ended June 30, 2002. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have been $216,000, or $.02 per basic and diluted share, for the three months ended June 30, 2003, and our reported net income would have remained unchanged at $353,000, or $.03 per basic and diluted share, for the three months ended June 30, 2002.

        Net Income.    Net income decreased $170,000 to $183,000 for the three months ended June 30, 2003 from $353,000 for the comparable period in 2002.

  •
  Net income for U.S. operations decreased $40,000 to $191,000 for the three months ended June 30, 2003 from $231,000 for the comparable period in 2002.

  •
  Net income for international operations decreased $130,000 to virtually breakeven for the three months ended June 30, 2003 from $122,000 from the comparable period in 2002.

        Comprehensive Income.    Comprehensive income decreased $0.8 million to $1.8 million for the three months ended June 30, 2003 from $2.6 million for the comparable period in 2002. This decrease was primarily due to $0.7 million less increase in foreign currency translation adjustment for the three months ended June 30, 2003 as compared to the comparable period in 2002. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At June 30, 2003, March 31, 2003, December 31, 2002, June 30, 2002, and March 31, 2002, the British pound was worth approximately U.S. $1.650, U.S. $1.575, U.S. $1.604, U.S. $1.533 and U.S. $1.426, respectively.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

        Net Sales.    Net sales increased by 21.7%, or $18.9 million, to $105.8 million for the six months ended June 30, 2003 from $86.9 million for the comparable period in 2002. Net sales from U.S. operations increased 22.2%, or $15.8 million, to $86.8 million from $71.0 million resulting primarily from increased sales volume to existing customers.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 25.0%, or $12.4 million, to $62.3 million for the six months ended June 30, 2003 from $49.9 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 44.4%, or $11.4 million, to $37.1 million for the six months ended June 30, 2003 from $25.7 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of traditional pasteurized fluid milk increased 4.4%, or $1.1 million, to $25.3 million for the six months ended June 30, 2003 from $24.2 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 41% traditional pasteurized fluid milk for the six months ended June 30, 2003 from 49% for the comparable period in 2002.

        Other Dairy

  •
  Sales of our other dairy products increased 20.8%, or $3.8 million, to $21.9 million for the six months ended June 30, 2003 from $18.1 million for the comparable period in 2002, primarily due to increased sales volume of our cheese, dessert and club store products.

  •
  Sales of cheese increased 18.3%, or $0.5 million, to $3.3 million for the six months ended June 30, 2003 from $2.8 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants, other service providers and club stores, increased 49.8%, or $1.4 million, to $4.1 million for the six months ended June 30, 2003 from $2.7 million for the comparable period in 2002. This increase was primarily the result of our introduction of single-serve milk products into club stores.

        Juice

  •
  Sales of our juice products decreased 6.2%, or $0.2 million, to $3.7 million for the six months ended June 30, 2003 from $3.9 million for the comparable period in 2002. We believe that this decrease in sales volume was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 19.4%, or $3.1 million, to $19.0 million for the six months ended June 30, 2003 from $15.9 million in 2002. Expressed in British pounds, sales increased 7.1%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of Rachel's Organic branded products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 47.4%, or $3.0 million, to $9.4 million for the six months ended June 30, 2003 from $6.4 million for the comparable period in 2002. Expressed in British pounds, sales increased 32.3%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

        Cost of Sales and Gross Profit.    Cost of sales increased 22.3%, or $13.2 million, to $72.2 million for the six months ended June 30, 2003 from $59.0 million for the comparable period in 2002. The increase in cost of sales was primarily the result of our increased sales volume. Gross profit increased 20.4%, or $5.7 million, to $33.6 million for the six months ended June 30, 2003 from $27.9 million for the comparable period in 2002. As a percentage of net sales, gross profit decreased to 31.8% for the six months ended June 30, 2003 from 32.1% for the comparable period in 2002. Our gross profit in the U.S. decreased to 33.7% for the six months ended June 30, 2003 from 33.9% for the comparable period in 2002 primarily due to increased processing costs and hauling costs, partially offset by a change in product mix caused by increased single serve milk sales, which have a higher gross profit margin, versus the comparable six month period a year ago. Our gross profit in the U.K. decreased to 23.0% for the six months ended June 30, 2003 from 24.1% for the comparable period in 2002. This decrease was primarily the result of the sales product mix versus the comparable six month period a year ago.

        Selling Expenses.    Selling expenses increased 20.5%, or $4.0 million, to $23.3 million for the six months ended June 30, 2003 from $19.3 million for the comparable period in 2002. This increase was primarily a result of the increased delivery and commission costs associated with the increased U.S. sales. Selling expenses as a percentage of net sales decreased to 22.0% for the six months ended June 30, 2003 from 22.2% for the comparable period in 2002.

        General and Administrative Expenses.    General and administrative expenses increased 36.7%, or $1.9 million, to $7.1 million for the six months ended June 30, 2003 from $5.2 million for the comparable period in 2002. This increase was due to increased overhead including $0.7 million for transaction costs incurred to date associated with the proposed merger with Dean Foods Company consisting of primarily investment banking fees, legal fees and consulting fees. Additionally, the increased overhead also included $0.2 million for costs associated with a contemplated public equity financing that we elected not to proceed with due to equity market conditions during the first quarter of 2003. As a result, our general and administrative expenses as a percentage of net sales increased to 6.7% in 2003 from 6.0% in 2002.

        Intangible Asset Amortization.    Amortization expense related to intangible assets was $0.7 million for the six months ended June 30, 2003, virtually unchanged from the comparable period in 2002.

        Other Expense, Net.    Other expense, net decreased 82.8%, or $0.2 million, to $0.1 million for the six months ended June 30, 2003 from $0.3 million for the comparable period in 2002. The decrease was primarily attributable to a $6.0 million decrease in our outstanding debt balances and partially attributable to a decrease in the average interest rate on our debt facilities. Our average interest rate on our LIBOR-based debt facilities decreased to 3.8% for the six months ended June 30, 2003 from 4.4% for the comparable period in 2002.

        Income Tax Expense.    Income tax expense was $1.0 million for the six months ended June 30, 2003, virtually unchanged from the comparable period in 2002. Our effective income tax rate was 39.0% for the six months ended June 30, 2003, unchanged from the comparable period in 2002.

        Income From Continuing Operations.    Income from continuing operations was $1.5 million for the six months ended June 30, 2003, virtually unchanged from the comparable period in 2002.

  •
  Income from continuing operations for U.S. operations increased $0.2 million to $1.5 million for the six months ended June 30, 2003 from $1.3 million for the comparable period in 2002.

  •
  Income from continuing operations for international operations decreased $152,000 to $43,000 for the six months ended June 30, 2003, from $0.2 million for the comparable period in 2002.

        Loss From Discontinued Operations.    Loss from discontinued operations decreased $1.6 million to $1.2 million for the six months ended June 30, 2003 from $2.8 million for the comparable period in 2002. The six months ended June 30, 2003 included losses on disposal of $1.0 million net of tax and no depreciation as compared to charges for anticipated transaction fees and losses on disposal of $2.5 million net of tax in addition to $0.5 million net of tax for depreciation for the six months ended June 30, 2002. The resulting $2.0 million decreased loss on disposal and depreciation for the six months ended June 30, 2003 from the comparable period in 2002 was partially offset during the six months ended June 30, 2003 by increased operating costs at the Idaho Dairy due primarily to increased cost of cattle.

        If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Accordingly, for the six months ended June 30, 2003, an operating loss before interest and income taxes of $955,000 from the Idaho Dairy including the transferred Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $32.6 million for the six months ended June 30, 2003. For the six months ended June 30, 2002, an operating loss before interest and income taxes of $487,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $27.4 million for the six months ended June 30, 2002. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have been $420,000, or $.04 per basic and diluted share, for the six months ended June 30, 2003, and our reported net income would have been $668,000, or $.07 per basic share and $.06 per diluted share, for the six months ended June 30, 2002.

        Net Income.    Net income increased $1.7 million to $0.4 million for the six months ended June 30, 2003 from a net loss of $1.3 million for the comparable period in 2002.

  •
  Net income for U.S. operations increased $1.8 million to $0.3 million for the six months ended June 30, 2003 from a net loss of $1.5 million for the comparable period in 2002. The increase in net income was primarily due to decreased losses on discontinued operations for the six months ended June 30, 2003 as compared to the comparable period for 2002.

  •
  Net income for international operations decreased $152,000 to $43,000 for the six months ended June 30, 2003, from $0.2 million for the comparable period in 2002.

        Comprehensive Income.    Comprehensive income increased $0.9 million to $1.3 million for the six months ended June 30, 2003 from $0.4 million for the comparable period in 2002. This increase was due to a $1.7 million increase in net income which was partially offset by a $0.7 million decrease in increased foreign currency translation adjustment for the six months ended June 30, 2003 as compared to the comparable period in 2002. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At June 30, 2003, December 31, 2002, June 30, 2002, and December 31, 2001, the British pound was worth approximately U.S. $1.650, U.S. $1.604, U.S. $1.533 and U.S. $1.452, respectively.

Liquidity and Capital Resources

        We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

        Net cash provided by operations was $5.2 million for the six months ended June 30, 2003, an increase of $3.1 million from $2.1 million for the comparable period in 2002. Cash provided by operations in 2003 was primarily attributable to an increase in trade accounts payable and other accrued expenses of $5.3 million, due primarily to the Company's increased business volume, and a decrease in prepaid and other current assets of $1.0 million, as well as an increase in income as adjusted by the loss on the anticipated disposal of the Idaho Dairy and Colorado herd, net of income taxes; depreciation and amortization charges; partially offset by primarily an increase in inventories and trade accounts receivable of $4.9 million. Cash provided by operations in 2002 was primarily attributable to an increase in income as adjusted by the $2.5 million loss on the anticipated disposal of the Idaho Dairy and Colorado herd, depreciation and amortization charges and decreased accounts receivable partially offset primarily by increased inventory and prepaid and other current assets.

        Net cash used in investing activities was $0.8 million for the six months ended June 30, 2003, an increase of $0.7 million from $0.1 million for the comparable period in 2002. Cash used in investing activities in 2003 was primarily attributable to $1.3 million used in the purchases of property and equipment, including upgraded desktop computers and initial costs associated with an expansion of our Rachel's Organic Dairy processing plant which is set to begin in the last half of 2003, net of proceeds from equipment sales. These equipment purchases were partially offset by cash generated by discontinued operations. Cash used in investing activities in 2002 was primarily attributable to the purchase of miscellaneous equipment and milk production equipment in addition to ongoing Maryland farm cattle purchases for herd maintenance.

        Net cash used in financing activities was $3.6 million for the six months ended June 30, 2003, a decrease of $0.8 million from $4.4 million for the comparable period in 2002. The cash used in financing activities in 2003 reflects our pay-downs of term debt partially offset by our net borrowings from our credit line facility during the six months ended June 30, 2003. The cash used in financing activities in 2002 reflects our pay-downs of term debt and our net pay-downs on our credit line facility during the six months ended June 30, 2002.

        Our cash and cash equivalents were $2.3 million at June 30, 2003 and $1.3 million at June 30, 2002. We have a five year $25.0 million term loan with US Bank which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At June 30, 2003, the interest rate was 3.7% and we had an outstanding balance of $15.8 million. In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest primarily at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At June 30, 2003, we had borrowed $16.9 million against the credit line facility in addition to credit line encumbrances of $0.1 million. Of this $16.9 million outstanding credit line balance, $16.2 million was at an interest rate of 3.7% and $0.7 million was at an adjustable interest rate of prime plus 0.75%, or 4.8%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date which has been extended to November 30, 2003. Total availability under the line of credit pursuant to the borrowing base as defined was $7.0 million at June 30, 2003. We expect to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt.

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

Critical Accounting Policies

        The critical accounting policies effective during the six months ended June 30, 2003 were consistent with the critical accounting policies reported in the Company's Form 10-K for the year ended December 31, 2002.

Effect of Recently Issued Accounting Standards

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or SFAS 148. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on our financial statements unless we elect to change from the intrinsic value method to the fair value method. We adopted SFAS 148 as of December 31, 2002 and the provisions relating to annual and interim disclosures have changed the manner in which we disclose information regarding stock-based compensation.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. We are required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which we will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. We do not have investments in variable interest entities that we may be required to consolidate.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, or SFAS 149. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. We do not expect the adoption of SFAS 149 to have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150. This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial condition, results of operations or cash flows.

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

        Interest Rates.    At June 30, 2003, we had approximately $0.4 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Interest rates are subject to a number of factors including credit ratings. The fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rates (including current portion) at June 30, 2003 was $0.4 million, which was approximately equal to the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at June 30, 2003, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $2,000. Additionally at June 30, 2003, we had approximately $36.4 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $364,000 over a twelve month period.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.    The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal controls.    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II—OTHER INFORMATION

        Items 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1. Legal Proceedings

        Five stockholders separately filed class action complaints relative to the Agreement and Plan of Merger, dated June 29, 2003, between the Company and Dean Foods Company. Four actions were filed in the Court of Chancery in New Castle County, Delaware. One action was filed in the District Court of Boulder County, Colorado. The Delaware actions were filed as follows: three on June 30, 2003 and one on July 3, 2003. The Colorado action was filed on July 1, 2003. The Company and the members of the board of directors are defendants in all of the actions. Dean Foods Company is a defendant in three of the Delaware actions, but is not a defendant in the other actions. The complaints generally allege that the $24.00 per share cash merger consideration is unfair and inadequate and results from breaches of fiduciary duty and self-dealing by the Company, its directors and Dean Foods Company. The actions generally seek to enjoin the merger and, if the merger is consummated, to rescind the merger or receive damages. The Company believes that the actions are without merit.

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were voted on by the stockholders at the Company's annual meeting of stockholders held on May 13, 2003:

  i)
  The stockholders elected three directors, Michelle P. Goolsby, Clark R. Mandigo II and Richard L. Robinson, to hold office until the 2006 annual meeting of stockholders. The stockholders cast 8,147,761, 8,839,068 and 8,173,683 votes, respectively, for the election of these directors. The stockholders cast no votes against the election of these directors. 818,669, 127,362 and 792,747 shares, respectively, abstained from voting. The stockholders cast no broker non-votes.

  ii)
  The stockholders approved the selection of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003. The stockholders cast 8,841,519 votes for this resolution and 51,184 votes against this resolution. 73,727 shares abstained from voting. The stockholders cast no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

A)
Exhibits

2.1++	Agreement and Plan of Merger, dated June 29, 2003, between the Company and Dean Foods Company
3.1+	Amended and Restated Certificate of Incorporation
3.2+	Amended and Restated Bylaws of the Company
3.3	Amendment to Amended and Restated Bylaws of the Company
10.24	Retention Bonus Plan, effective June 10, 2003, covering Thomas P. Briggs, Don J. Gaidano, Kevin R. O'Rell and Stephen J. Jacobson among others
10.25	Severance Agreement, effective June 30, 2003, between the Company and Thomas P. Briggs
10.26	Severance Agreement, effective June 30, 2003, between the Company and Don J. Gaidano
10.27	Severance Agreement, effective June 30, 2003, between the Company and Kevin R. O'Rell
10.28	Severance Agreement, effective June 30, 2003, between the Company and Stephen J. Jacobson
31	Certificate of Horizon Organic Holding Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of Horizon Organic Holding Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibits identified above are incorporated by reference as follows:
+	Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 333-51465
++	Incorporated by reference to Registrant's Current Report on Form 8-K for June 29, 2003
B)
Reports on Form 8-K

        Current Report on Form 8-K for June 29, 2003 reporting the Agreement and Plan of Merger, dated June 29, 2003, between the Company and Dean Foods Company and the related press release dated June 30, 2003

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON ORGANIC HOLDING CORPORATION
Date: August 14, 2003	/s/ THOMAS P. BRIGGS Thomas P. Briggs Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary (principal financial and accounting officer of the Company)