Form 10-Q
period 2003-09-30
HORIZON ORGANIC HOLDING CORP
filed 2003-11-12
CIK 1041255

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        As of October 31, 2003, the registrant had outstanding 10,367,165 shares of its common stock, $.001 par value per share.

HORIZON ORGANIC HOLDING CORPORATION

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

As of September 30, 2003 (unaudited) and December 31, 2002

	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$2,352	1,382
Trade accounts receivable, less allowances of $2,591 in 2003 and $2,260 in 2002	22,257	19,978
Inventories	17,882	12,124
Assets held for sale	29,456	29,911
Deferred income tax assets	277	277
Prepaid and other current assets	4,362	5,124

Total current assets	76,586	68,796

Long-term assets held for sale	1,830	1,851
Property, Equipment and Cattle:
Cattle, net	1,341	1,211
Property and equipment, net	13,763	13,578

Total property, equipment and cattle	15,104	14,789

Other Assets:
Goodwill, net of accumulated amortization of $3,054	28,103	27,040
Other intangible assets, net of accumulated amortization of $6,141 in 2003 and $5,136 in 2002	12,061	13,046
Other assets, net	2,256	2,685

Total other assets	42,420	42,771

Total Assets	$135,940	128,207

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$29,641	26,703
Trade accounts payable	13,814	10,100
Other accrued expenses	10,912	8,743

Total current liabilities	54,367	45,546

Long-Term Liabilities:
Long-term debt, less current portion	10,205	14,110
Deferred income tax liabilities	2,923	2,898

Total long-term liabilities	13,128	17,008

Total liabilities	67,495	62,554

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; 10,365,790 and 10,293,127 shares issued and outstanding in 2003 and 2002, respectively	10	10
Additional paid-in capital	62,381	61,866
Accumulated other comprehensive income—foreign currency translation adjustment	3,368	2,034
Retained earnings	2,686	1,743

Total stockholders' equity	68,445	65,653

Total Liabilities and Stockholders' Equity	$135,940	128,207

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the three months ended September 30, 2003 and 2002
(unaudited)

	2003	2002
Net sales	$56,042	47,631
Cost of sales	38,520	32,681

Gross profit	17,522	14,950

Operating expenses:
Selling	12,411	10,762
General and administrative	3,550	2,490
Intangible asset amortization	329	328

Total operating expenses	16,290	13,580

Operating income	1,232	1,370

Other income (expense), net:
Interest income	37	11
Interest expense	—	(99)
Other, net	(37)	(96)

Total other expense, net	—	(184)

Income from continuing operations before income taxes	1,232	1,186
Income tax expense	(480)	(463)

Income from continuing operations	752	723
Discontinued operations (Note 5):
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $750 in 2003 and $855 in 2002)	(293)	(654)
Income tax benefit from discontinued operations	114	255

Loss from discontinued operations	(179)	(399)

Net income	$573	324

Income from continuing operations per basic and diluted share	$.07	.07

Loss from discontinued operations per basic and diluted share	$(.02)	(.04)

Net income per basic and diluted share	$.05	.03

Weighted average shares outstanding:
Basic	10,365	10,221
Diluted	11,009	10,556
Comprehensive income:
Net income	$573	324
Foreign currency translation adjustment	360	594

Comprehensive income	$933	918

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

For the nine months ended September 30, 2003 and 2002
(unaudited)

	2003	2002
Net sales	$161,840	134,561
Cost of sales	110,716	91,694

Gross profit	51,124	42,867

Operating expenses:
Selling	35,712	30,093
General and administrative	10,632	7,669
Intangible asset amortization	987	979

Total operating expenses	47,331	38,741

Operating income	3,793	4,126

Other income (expense), net:
Interest income	87	33
Interest expense	—	(328)
Other, net	(140)	(200)

Total other expense, net	(53)	(495)

Income from continuing operations before income taxes	3,740	3,631
Income tax expense	(1,459)	(1,416)

Income from continuing operations	2,281	2,215
Discontinued operations (Note 5):
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $2,317 in 2003 and $3,883 in 2002)	(2,194)	(4,256)
Income tax benefit from discontinued operations	856	1,044

Loss from discontinued operations	(1,338)	(3,212)

Net income (loss)	$943	(997)

Income from continuing operations per basic share	$.22	.22

Income from continuing operations per diluted share	$.21	.21

Loss from discontinued operations per basic share	$(.13)	(.32)

Loss from discontinued operations per diluted share	$(.12)	(.30)

Net income (loss) per basic share	$.09	(.10)

Net income (loss) per diluted share	$.09	(.09)

Weighted average shares outstanding:
Basic	10,333	10,181
Diluted	10,767	10,574
Comprehensive income:
Net income (loss)	$943	(997)
Foreign currency translation adjustment	1,334	2,305

Comprehensive income	$2,277	1,308

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the nine months ended September 30, 2003 and 2002
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$943	(997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) from discontinued operations, net of income taxes	(76)	227
Loss from anticipated sale of Idaho Dairy and Colorado herd, net of income taxes	1,414	2,985
Depreciation and amortization	3,145	2,828
Loss on sale of cattle and equipment	251	119
Deferred income taxes	—	41
Noncash payments for director services	20	30
Changes in operating assets and liabilities:
Trade accounts receivable	(2,099)	1,156
Inventories	(5,725)	553
Prepaid and other current assets	861	(1,529)
Other assets	20	14
Trade accounts payable	3,598	1,646
Other accrued expenses	2,048	818

Net cash provided by operating activities	4,400	7,891

Cash flows from investing activities:
Net cash used in discontinued operations	(863)	(1,168)
Purchases of property and equipment	(1,837)	(972)
Proceeds from equipment sales	34	178
Purchases of cattle	(618)	(611)
Proceeds from cattle sales	175	200
Other assets	76	(123)

Net cash used in investing activities	(3,033)	(2,496)

Cash flows from financing activities:
Proceeds from (repayments of) long-term line of credit	4,950	(1,865)
Repayments of long-term debt, other than line of credit	(5,927)	(5,311)
Proceeds from exercise of stock options	429	715
Proceeds from issuance of common stock under ESPP	65	58

Net cash used in financing activities	(483)	(6,403)
Effect of exchange rate changes on cash	86	163

Net increase (decrease) in cash and cash equivalents	970	(845)
Cash and cash equivalents at beginning of period	1,382	3,534

Cash and cash equivalents at end of period	$2,352	2,689

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including $1,282 and $1,302 included in/allocated to discontinued operations for the nine months ended September 30, 2003 and 2002, respectively	$1,275	1,657

Cash paid during the period for income taxes	$362	909

Noncash investing and financing activities:
Common stock issued to outside directors	$20	30

See accompanying notes to the unaudited consolidated financial statements.

HORIZON ORGANIC HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

        The accompanying consolidated financial statements have been prepared by Horizon Organic Holding Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. Critical Accounting Policies

        The critical accounting policies effective during the nine months ended September 30, 2003 were consistent with the critical accounting policies reported in the Company's Form 10-K for the year ended December 31, 2002.

3. Stock Option Plan and Stock Option Agreements

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$573	324	943	(997)
Stock option compensation, pro forma	390	258	1,475	1,185

Net income (loss), pro forma	183	66	(532)	(2,182)

Net income (loss) per basic share, as reported	.05	.03	.09	(.10)

Net income (loss) per diluted share, as reported	.05	.03	.09	(.09)

Net income (loss) per basic and diluted share, pro forma	.02	.01	(.05)	(.21)

        The per share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2003 was $13.51 and $8.24, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: three months ended September 30, 2003—no expected dividend yield, expected volatility of 64%, risk free rates ranging from 2.9% to 4.0%, and expected lives of 5 years and nine months ended September 30, 2003—no expected dividend yield, expected volatility of 64%, risk free rates ranging from 2.7% to 4.0%, and expected lives of 5 years.

        The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years and additional awards are generally made each year.

4. Translation of Foreign Currencies

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

5. Discontinued Operations

        On March 31, 2002, the Company determined that its Idaho Dairy and Colorado herd met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company has a plan in place to sell the assets of the Idaho Dairy. The remaining Colorado herd was transferred to the Idaho Dairy by September 30, 2002 in connection with the September 30, 2002 termination of the Dairy Herd Management and Supply Agreement with Aurora Dairy Corporation for the Colorado herd. The Company is currently marketing the Idaho Dairy, including the transferred Colorado herd, to several prospective qualified buyers. The proposed sale would likely include a long-term supply agreement with the buyer for organic fluid milk at the expected market price. The Company cannot accurately predict the timing of a closing at this time. Additionally, there can be no assurance that the Company will enter into a definitive agreement with the current or other prospective buyers.

        The terms of the anticipated Idaho Dairy sale agreement contemplate a sale price based on net book value, which assumes that depreciation of the cattle and fixed assets would continue from the time the terms were agreed to until the sale closes. Consequently, the resulting price of the Idaho Dairy continues to decrease over time. However, pursuant to SFAS 144, the Company ceased depreciating the related assets as of the measurement date, which was March 31, 2002. Therefore, the net book value of the assets held for sale does not decrease from an increase in accumulated depreciation since the measurement date; but it does decrease to reflect the decline in value that occurs from the passage of time since the measurement date. Because of the resulting differences between the anticipated net book value and the anticipated selling price due to depreciation, the Company recognized an additional loss on disposal of discontinued operations consistent with an additional three months of depreciation of $0.8 million for the three months ended September 30, 2003 and with an additional nine months of depreciation of $2.3 million for the nine months ended September 30, 2003. If the Company is unable to finalize the transaction by December 31, 2003, an additional loss on disposal will be recognized by the Company equaling the amount of depreciation that would be expected up to the anticipated date of finalizing the transaction. The Company believes that the contemplated sales price approximates fair value.

        The financial results from these operations for the current and prior periods are reported as discontinued operations consistent with a disposal group. Included in the loss from discontinued operations, before income taxes and including closing and transaction fees and the decrease in anticipated sale price due to depreciation, for the three and nine months ended September 30, 2003 and September 30, 2002 was an estimated loss on disposal of the Idaho Dairy of $0.8 million, $2.3 million, $0.8 million and $3.5 million, respectively, in addition to an actual loss on disposal of the Colorado herd of $0.1 million and $0.4 million for the three and nine months ended September 30, 2002, respectively. The following unaudited financial data presents the combined results of operations for the discontinued operations for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$5,124	5,462	14,972	16,356
Cost of sales excluding cattle depreciation	2,997	3,339	9,376	10,092
Cattle depreciation	—	—	—	494

Gross profit	2,127	2,123	5,596	5,770

Operating expenses excluding fixed asset depreciation	1,239	1,500	4,177	4,609
Fixed asset depreciation	—	—	—	248
Loss on disposal	750	855	2,317	3,883

Operating income (loss)	138	(232)	(898)	(2,970)

Interest expense, net	431	422	1,296	1,286

Loss before income taxes	(293)	(654)	(2,194)	(4,256)
Income tax benefit	114	255	856	1,044

Net loss	$(179)	(399)	(1,338)	(3,212)

        The following unaudited pro forma financial data presents the results of operations for the discontinued operations for the three and nine months ended September 30, 2003 and 2002, if the Company had concluded that its Idaho Dairy operation had not met the definition of a disposal group under SFAS 144 and if the Company had not determined to sell its Idaho Dairy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$5,124	5,462	14,972	16,356
Cost of sales excluding cattle depreciation	2,997	3,339	9,376	10,092
Cattle depreciation	491	489	1,477	1,496

Gross profit	1,636	1,634	4,119	4,768

Operating expenses excluding fixed asset depreciation	1,239	1,500	4,177	4,609
Fixed asset depreciation	258	266	757	778
Loss on disposal	—	217	—	217

Operating income (loss)	139	(349)	(815)	(836)

Interest expense, net	431	422	1,296	1,286

Loss before income taxes	(292)	(771)	(2,111)	(2,122)
Income tax benefit	114	301	823	828

Net loss	$(178)	(470)	(1,288)	(1,294)

        Differences between the financial results from these operations and the unaudited pro forma financial data presented above for the three months ended September 30, 2003 include $491,000 and $258,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2003 unaudited pro forma financial data. The financial results include an additional $1,000 loss on disposal for potential write downs to expected net realizable value. The differences between the financial results and the unaudited pro forma financial data for the three months ended September 30, 2002 include $489,000 and $266,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2002 unaudited pro forma financial data. The unaudited pro forma financial data also includes an additional $117,000 loss on disposal for the actual loss on the Colorado herd as well as the resulting additional income tax benefit of $46,000. These amounts were included in the financial results for the three months ended March 31, 2002 which included the measurement date and, accordingly, are not included in the financial results for the three months ended September 30, 2002.

        Differences between the financial results from these operations and the unaudited pro forma financial data presented above for the nine months ended September 30, 2003 include $1.5 million and $757,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2003 unaudited pro forma financial data. The financial results include an additional $83,000 loss on disposal for potential write downs to expected net realizable value as well as the resulting additional income tax benefit of $33,000. The differences between the financial results and the unaudited pro forma financial data for the nine months ended September 30, 2002 include $1.0 million and $530,000 in depreciation charges for cattle and fixed assets, respectively, that are included in loss on disposal in the financial results that are instead shown as depreciation in their respective categories in the 2002 unaudited pro forma financial data. Also, the financial results include an additional $2.1 million loss on disposal consisting of transaction costs and write downs to expected net realizable value, including charges equal to normal depreciation through December 31, 2002 which was the expected transaction close date at September 30, 2002. These costs are not in the unaudited pro forma financial data because these costs would not have been incurred if the Company had not determined to sell the Idaho Dairy. As a result, the financial results include an additional income tax benefit of $216,000, which is not included in the unaudited pro forma financial data.

        Additionally, $29.5 million of the Idaho Dairy assets expected to be disposed of, including the transferred Colorado herd, have been classified as current assets held for sale at September 30, 2003. This compares to $29.9 million at December 31, 2002, which is a $0.4 million decrease primarily due to feed inventory seasonality. Pursuant to SFAS 144, the Company wrote the assets down to the expected disposal value, less costs to sell. The Company expects to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt. As a result, the Company has allocated interest to its discontinued operations on its approximate net equity invested in the discontinued operations at a historical interest rate of 7.0%, which is above the prevailing interest rate approximating 4.0%.

6. Long-term Debt

        The Company has a $25.0 million Senior Secured Term Loan with US Bank National Association with a due date of May 31, 2005 and quarterly principal payments. The note bears interest at LIBOR plus a varying margin spread of 1.65% to 3.75%. At September 30, 2003, the interest rate was 3.6% and the outstanding principal balance of this note was $14.8 million. Interest payments are made in conjunction with LIBOR pricing maturity dates.

        The Company has a $25.0 million credit line facility with US Bank which has been extended for six months and, therefore, has a due date of November 30, 2003. The Company has requested and expects that it will be granted an additional extension from US Bank which will ensure the availability of the facility through the anticipated close date of the proposed merger with Dean Foods Company. The credit line is collateral-based and bears interest primarily at LIBOR plus a varying margin spread of 1.65% to 3.75%. At September 30, 2003, the interest rate was 3.6% and the Company had borrowed $21.2 million against the credit line facility in addition to letter of credit encumbrances of $0.1 million. Of this $21.2 million outstanding line of credit balance, $19.5 million was at an interest rate of 3.6% and $1.7 million was at an adjustable interest rate of prime plus 0.75%, or 4.8%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date. Total availability under the line of credit pursuant to the borrowing base as defined was $3.7 million at September 30, 2003. This loan and the Senior Secured Term Loan with US Bank are secured by substantially all of the assets of the Company and contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay dividends or enter into certain other transactions, and which require the Company to meet certain financial covenants. The Company is in compliance with these financial covenants.

7. Reportable Segments

        The Company has three segments of business, the marketing company, the dairy farm operations and international. The marketing company is responsible for acquiring, processing and marketing organic fluid milk, organic dairy products and organic non-dairy products. The dairy farm operations are responsible for producing farm milk for use by the marketing company in the production of its products. International is the United Kingdom entities responsible for acquiring, processing and marketing organic fluid milk and organic dairy products. The following table sets forth selected segment data for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	For the three months ended September 30, 2003
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$46,417	654	(654)	—	46,417	9,625	56,042	—	56,042
Cost of sales	31,000	413	(413)	81	31,081	7,439	38,520	—	38,520

Gross profit	15,417	241	(241)	(81)	15,336	2,186	17,522	—	17,522
Operating expenses excluding intangible asset amortization	14,093	322	(322)	—	14,093	1,868	15,961	—	15,961
Intangible asset amortization	294	—	—	—	294	35	329	—	329

Operating income (loss)	1,030	(81)	81	(81)	949	283	1,232	—	1,232
Interest income	475	—	(78)	(362)	33	4	37	—	37
Interest expense	(22)	(88)	78	362	331	(331)	—	—	—
Other, net	(37)	—	—	—	(37)	—	(37)	—	(37)

Income (loss) from continuing operations before income taxes	1,446	(169)	81	(81)	1,276	(44)	1,232	—	1,232
Income tax benefit (expense)	(563)	66	—	—	(497)	17	(480)	—	(480)

Income (loss) from continuing operations	883	(103)	81	(81)	779	(27)	752	—	752
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy (including loss on disposal of $750)	—	(293)	—	—	(293)	—	(293)	—	(293)
Income tax benefit from discontinued operations	—	114	—	—	114	—	114	—	114

Loss from discontinued operations	—	(179)	—	—	(179)	—	(179)	—	(179)

Net income (loss)	$883	(282)	81	(81)	600	(27)	573	—	573

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$776	127	—	—	903	138	1,041	—	1,041
Loss on sale of cattle and equipment	—	64	—	—	64	0	64	—	64
Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,244	—	—	1,244	—	1,244	—	1,244
Company Total:
Depreciation and amortization	$776	127	—	—	903	138	1,041	—	1,041
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,308	—	—	1,308	0	1,308	—	1,308

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $5,124 and $4,986, respectively.

	For the nine months ended September 30, 2003
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$133,194	2,061	(2,061)	—	133,194	28,646	161,840	—	161,840
Cost of sales	88,513	1,204	(1,204)	115	88,628	22,088	110,716	—	110,716

Gross profit	44,681	857	(857)	(115)	44,566	6,558	51,124	—	51,124
Operating expenses excluding intangible asset amortization	40,901	972	(972)	—	40,901	5,443	46,344	—	46,344
Intangible asset amortization	882	—	—	—	882	105	987	—	987

Operating income (loss)	2,898	(115)	115	(115)	2,783	1,010	3,793	—	3,793
Interest income	1,418	—	(226)	(1,116)	76	11	87	—	87
Interest expense	(90)	(256)	226	1,116	995	(995)	—	—	—
Other, net	(140)	—	—	—	(140)	—	(140)	—	(140)

Income (loss) from continuing operations before income taxes	4,085	(371)	115	(115)	3,714	26	3,740	—	3,740
Income tax benefit (expense)	(1,593)	144	—	—	(1,449)	(10)	(1,459)	—	(1,459)

Income (loss) from continuing operations	2,492	(227)	115	(115)	2,265	16	2,281	—	2,281
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy (including loss on disposal of $2,317)	—	(2,194)	—	—	(2,194)	—	(2,194)	—	(2,194)
Income tax benefit from discontinued operations	—	856	—	—	856	—	856	—	856

Loss from discontinued operations	—	(1,338)	—	—	(1,338)	—	(1,338)	—	(1,338)

Net income (loss)	$2,492	(1,565)	115	(115)	927	16	943	—	943

Segment assets	$121,936	41,935	(39,208)	—	124,663	44,375	169,038	(33,099)	135,940

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$2,395	366	—	—	2,761	384	3,145	—	3,145
Loss on sale of cattle and equipment	—	148	—	—	148	103	251	—	251
Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	3,811	—	—	3,811	—	3,811	—	3,811
Company Total:
Depreciation and amortization	$2,395	366	—	—	2,761	384	3,145	—	3,145
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	3,959	—	—	3,959	103	4,062	—	4,062

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $14,972 and $15,870, respectively.

	For the three months ended September 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$39,295	623	(623)	—	39,295	8,336	47,631	—	47,631
Cost of sales	26,254	391	(391)	24	26,278	6,403	32,681	—	32,681

Gross profit	13,041	232	(232)	(24)	13,017	1,933	14,950	—	14,950
Operating expenses excluding intangible asset amortization	11,663	256	(256)	—	11,663	1,589	13,252	—	13,252
Intangible asset amortization	294	—	—	—	294	34	328	—	328

Operating income (loss)	1,084	(24)	24	(24)	1,060	310	1,370	—	1,370
Interest income	430	—	(70)	(349)	11	—	11	—	11
Interest expense	(101)	(82)	70	349	236	(335)	(99)	—	(99)
Other, net	(72)	—	—	—	(72)	(24)	(96)	—	(96)

Income (loss) from continuing operations before income taxes	1,341	(106)	24	(24)	1,235	(49)	1,186	—	1,186
Income tax benefit (expense)	(523)	41	—	—	(482)	19	(463)	—	(463)

Income (loss) from continuing operations	818	(65)	24	(24)	753	(30)	723	—	723
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $855)	—	(654)	—	—	(654)	—	(654)	—	(654)
Income tax benefit from discontinued operations	—	255	—	—	255	—	255	—	255

Loss from discontinued operations	—	(399)	—	—	(399)	—	(399)	—	(399)

Net income (loss)	$818	(464)	24	(24)	354	(30)	324	—	324

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$737	117	—	—	854	84	938	—	938
Loss on sale of cattle and equipment	(1)	45	—	—	44	—	44	—	44
Discontinued Operations:
Depreciation and amortization	$—	—	—	—	—	—	—	—	—
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	1,213	—	—	1,213	—	1,213	—	1,213
Company Total:
Depreciation and amortization	$737	117	—	—	854	84	938	—	938
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	(1)	1,258	—	—	1,257	—	1,257	—	1,257

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $5,462 and $5,694, respectively.

	For the nine months ended September 30, 2002
	Marketing	Dairy farm operations	U.S. eliminations	U.S. adjustments	U.S. subtotal	International	U.S. and International subtotal	International eliminations with U.S.	Total
Net sales	$110,289	2,095	(2,095)	—	110,289	24,272	134,561	—	134,561
Cost of sales	73,332	1,177	(1,177)	(144)	73,188	18,506	91,694	—	91,694

Gross profit	36,957	917	(917)	144	37,101	5,766	42,867	—	42,867
Operating expenses excluding intangible asset amortization	33,388	773	(773)	—	33,388	4,374	37,762	—	37,762
Intangible asset amortization	882	—	—	—	882	97	979	—	979

Operating income	2,687	144	(144)	144	2,831	1,295	4,126	—	4,126
Interest income	1,332	—	(212)	(1,086)	33	—	33	—	33
Interest expense	(347)	(249)	212	1,086	702	(1,030)	(328)	—	(328)
Other, net	(204)	—	—	—	(204)	5	(200)	—	(200)

Income (loss) from continuing operations before income taxes	3,468	(105)	(144)	144	3,362	269	3,631	—	3,631
Income tax benefit (expense)	(1,352)	41	—	—	(1,311)	(105)	(1,416)	—	(1,416)

Income (loss) from continuing operations	2,116	(64)	(144)	144	2,051	164	2,215	—	2,215
Discontinued operations*:
Loss from operations of discontinued Idaho Dairy and Colorado herd (including loss on disposal of $3,883)	—	(4,256)	—	—	(4,256)	—	(4,256)	—	(4,256)
Income tax benefit from discontinued operations	—	1,044	—	—	1,044	—	1,044	—	1,044

Loss from discontinued operations	—	(3,212)	—	—	(3,212)	—	(3,212)	—	(3,212)

Net income (loss)	$2,116	(3,276)	(144)	144	(1,161)	164	(997)	—	(997)

Segment assets	$116,663	40,351	(34,821)	—	122,193	40,250	162,443	(32,755)	129,688

The following additional supplemental information is included above:
Continuing Operations:
Depreciation and amortization	$2,161	344	—	—	2,505	323	2,828	—	2,828
Loss on sale of cattle and equipment	12	107	—	—	119	—	119	—	119
Discontinued Operations:
Depreciation and amortization	$—	755	—	—	755	—	755	—	755
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	—	4,982	—	—	4,982	—	4,982	—	4,982
Company Total:
Depreciation and amortization	$2,161	1,099	—	—	3,260	323	3,583	—	3,583
Loss on sale of cattle and equipment including loss on sale of the Idaho Dairy	12	5,089	—	—	5,101	—	5,101	—	5,101

*
Revenue and operating expenses (including loss on sale of the Idaho Dairy) associated with the discontinued dairy farm operations were $16,356 and $19,326, respectively.

8. Earnings Per Share

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

        Stock options to purchase 34,450 and 146,050 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended September 30, 2003 and September 30, 2002, respectively. Stock options to purchase 116,825 and 142,050 common shares were excluded from the treasury stock method calculations because they were antidilutive during the nine months ended September 30, 2003 and September 30, 2002, respectively. The following table sets forth the calculation of earnings (loss) per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Income from continuing operations	$752	723	2,281	2,215

Loss from discontinued operations	$(179)	(399)	(1,338)	(3,212)

Net income (loss)	$573	324	943	(997)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	10,364	10,194	10,293	10,126
Weighted average common equivalent shares issued during period	1	27	40	55

Weighted average common shares—basic	10,365	10,221	10,333	10,181
Weighted average common equivalent shares outstanding during period	644	335	434	393

Weighted average common shares—diluted	11,009	10,556	10,767	10,574

Income from continuing operations per basic share	$.07	.07	.22	.22

Income from continuing operations per diluted share	$.07	.07	.21	.21

Loss from discontinued operations per basic share	$(.02)	(.04)	(.13)	(.32)

Loss from discontinued operations per diluted share	$(.02)	(.04)	(.12)	(.30)

Net income (loss) per basic share	$.05	.03	.09	(.10)

Net income (loss) per diluted share	$.05	.03	.09	(.09)

9. Proposed Merger with Dean Foods Company

      On June 30, 2003 the Company jointly announced with Dean Foods Company that the companies had entered into a definitive agreement by which Dean Foods will acquire the 87% equity interest in the Company that it does not currently own for $24 per share and will assume approximately $40 million in debt. The transaction is subject to approval by the Company's stockholders and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On August 6, 2003, the Company and Dean Foods received communication confirming that the conditions of the review had been met and no further action is required. The transaction is expected to close in the fourth quarter of 2003 upon which the Company expects to incur certain transaction costs including, but not limited to, costs associated with the acceleration of stock option vesting and investment banker fees. All such transaction costs will not impact the transaction price of $24.00 per share. Additionally, there are certain additional transaction costs that the Company expects to incur prior to the close of the transaction including, but not limited to, legal and consulting fees, which will be borne by the Company regardless of whether the proposed merger closes. Management does not expect these costs prior to the transaction closing to be material and such costs will not impact the transaction price of $24.00 per share. As a part of the transaction with Dean Foods, the Company has entered into severance and retention agreements with a select number of key management employees. The purpose of this program is to provide these employees with incentives to remain with the Company for a period of time following closing of the sale and protection from a loss of employment following such closing in order to preserve the value of the Company. The Company cannot predict how much, if any, will be paid under this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2003, and accompanying notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2002. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "anticipate", "believe", "expect", "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors. These factors are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in Part I Item 1 under the heading "Risk Factors".

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

Results of Operations

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

        Net Sales.    Net sales increased by 17.7%, or $8.4 million, to $56.0 million for the three months ended September 30, 2003 from $47.6 million for the comparable period in 2002. Net sales from U.S. operations increased 18.1%, or $7.1 million, to $46.4 million from $39.3 million resulting primarily from increased sales volume to existing customers.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 18.2%, or $5.0 million, to $32.7 million for the three months ended September 30, 2003 from $27.7 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 31.8%, or $4.8 million, to $19.9 million for the three months ended September 30, 2003 from $15.1 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of traditional pasteurized fluid milk increased 1.9%, or $0.2 million, to $12.8 million for the three months ended September 30, 2003 from $12.6 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers and expansion of our gallon milk business.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 39% traditional pasteurized fluid milk for the three months ended September 30, 2003 from 45% for the comparable period in 2002.

        Other Dairy

  •
  Sales of our other dairy products increased 22.9%, or $2.4 million, to $12.5 million for the three months ended September 30, 2003 from $10.1 million for the comparable period in 2002, primarily due to increased sales volume of our cheese and club store products.

  •
  Sales of cheese increased 17.5%, or $0.3 million, to $1.8 million for the three months ended September 30, 2003 from $1.5 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants, other service providers and club stores, increased 88.0%, or $1.5 million, to $3.2 million for the three months ended September 30, 2003 from $1.7 million for the comparable period in 2002. This increase was primarily the result of our 2003 introduction of single-serve milk products into club stores.

        Juice

  •
  Sales of our juice products decreased 7.7%, or $0.2 million, to $1.8 million for the three months ended September 30, 2003 from $2.0 million for the comparable period in 2002. We believe that this decrease in sales volume was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 15.5%, or $1.3 million, to $9.6 million for the three months ended September 30, 2003 from $8.3 million in 2002. Expressed in British pounds, sales increased 11.1%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of Rachel's Organic branded products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 30.0%, or $1.2 million, to $5.1 million for the three months ended September 30, 2003 from $3.9 million for the comparable period in 2002. Expressed in British pounds, sales increased 25.0%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

        Cost of Sales and Gross Profit.    Cost of sales increased 17.9%, or $5.8 million, to $38.5 million for the three months ended September 30, 2003 from $32.7 million for the comparable period in 2002. The increase in cost of sales was primarily the result of our increased sales volume. Gross profit increased 17.2%, or $2.5 million, to $17.5 million for the three months ended September 30, 2003 from $15.0 million for the comparable period in 2002. As a percentage of net sales, gross profit decreased to 31.3% for the three months ended September 30, 2003 from 31.4% for the comparable period in 2002. Our gross profit in the U.S. decreased to 33.0% for the three months ended September 30, 2003 from 33.1% for the comparable period in 2002 primarily due to increased milk pooling costs and hauling costs, partially offset by a change in product mix caused by increased single serve milk sales, which have a higher gross profit margin, versus the comparable three month period a year ago. Our gross profit in the U.K. decreased to 22.7% for the three months ended September 30, 2003 from 23.2% for the comparable period in 2002. This decrease was primarily the result of the sales product mix versus the comparable three month period a year ago in addition to increased production costs due to Rachel's Organic Dairy plant capacity issues which are being addressed by the plant expansion.

        Selling Expenses.    Selling expenses increased 15.3%, or $1.6 million, to $12.4 million for the three months ended September 30, 2003 from $10.8 million for the comparable period in 2002. This increase was primarily a result of the increased delivery and marketing costs associated with the increased U.S. sales. Selling expenses as a percentage of net sales decreased to 22.1% for the three months ended September 30, 2003 from 22.6% for the comparable period in 2002 due to reductions in trade promotion expense associated with our U.S. sales.

        General and Administrative Expenses.    General and administrative expenses increased 42.5%, or $1.1 million, to $3.6 million for the three months ended September 30, 2003 from $2.5 million for the comparable period in 2002. This increase was due to increased overhead including $0.3 million for transaction costs associated with the proposed merger with Dean Foods Company consisting of primarily legal fees. As a result, our general and administrative expenses as a percentage of net sales increased to 6.3% in 2003 from 5.2% in 2002.

        Intangible Asset Amortization.    Amortization expense related to intangible assets was $0.3 million for the three months ended September 30, 2003, virtually unchanged from the comparable period in 2002.

        Other Expense, Net.    Other expense, net decreased 100.0%, or $0.2 million, to nil for the three months ended September 30, 2003 from $0.2 million for the comparable period in 2002. The decrease was attributable to decreases in the average interest rate on our debt facilities, our average outstanding debt balances, bank fees and realized loss on foreign exchange. Our average interest rate on our LIBOR-based debt facilities decreased to 3.6% for the three months ended September 30, 2003 from 4.3% for the comparable period in 2002.

        Income Tax Expense.    Income tax expense was $0.5 million for the three months ended September 30, 2003, virtually unchanged from the comparable period in 2002. Our effective income tax rate was 39.0% for the three months ended September 30, 2003, unchanged from the comparable period in 2002.

        Income From Continuing Operations.    Income from continuing operations increased $29,000 to $752,000 for the three months ended September 30, 2003 from $723,000 for the comparable period in 2002.

  •
  Income from continuing operations for U.S. operations was $0.8 million for the three months ended September 30, 2003, unchanged from the comparable period in 2002.

  •
  Income from continuing operations for international operations was virtually breakeven for the three months ended September 30, 2003, unchanged from the comparable period in 2002.

        Loss From Discontinued Operations.    Loss from discontinued operations decreased $0.2 million to $0.2 million for the three months ended September 30, 2003 from $0.4 million for the comparable period in 2002. This decreased loss was due primarily to 2002 including fixed management fees of the Colorado herd through the termination date in conjunction with the transferring of the Colorado herd to the Idaho Dairy, and was partially due to increased milk production at the Idaho Dairy during the three months ended September 30, 2003 compared to the comparable period in 2002. The three months ended September 30, 2003 included anticipated losses on disposal of $0.5 million net of tax, unchanged from the three months ended September 30, 2002.

        If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Accordingly, for the three months ended September 30, 2003, operating income before interest and income taxes of $139,000 from the Idaho Dairy including the transferred Colorado herd would have been included in cost of sales, thereby decreasing our cost of sales which in turn would have increased our gross profit to $17.7 million for the three months ended September 30, 2003. For the three months ended September 30, 2002, an operating loss before interest and income taxes of $349,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $14.6 million for the three months ended September 30, 2002. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have been $574,000, or $.05 per basic and diluted share, for the three months ended September 30, 2003, and our reported net income would have been $253,000, or $.02 per basic and diluted share, for the three months ended September 30, 2002.

        Net Income.    Net income increased $249,000 to $573,000 for the three months ended September 30, 2003 from $324,000 for the comparable period in 2002.

  •
  Net income for U.S. operations increased $246,000 to $600,000 for the three months ended September 30, 2003 from $354,000 for the comparable period in 2002.

  •
  Net income for international operations was virtually breakeven for the three months ended September 30, 2003, unchanged from the comparable period in 2002.

        Comprehensive Income.    Comprehensive income was $0.9 million for the three months ended September 30, 2003, virtually unchanged from the comparable period in 2002. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At September 30, 2003, June 30, 2003, December 31, 2002, September 30, 2002, and June 30, 2002, the British pound was worth approximately U.S. $1.667, U.S. $1.650, U.S. $1.604, U.S. $1.561 and U.S. $1.533, respectively.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

        Net Sales.    Net sales increased by 20.3%, or $27.2 million, to $161.8 million for the nine months ended September 30, 2003 from $134.6 million for the comparable period in 2002. Net sales from U.S. operations increased 20.8%, or $22.9 million, to $133.2 million from $110.3 million resulting primarily from increased sales volume to existing customers.

        Changes in our U.S. product category sales were as follows:

        Fluid Milk

  •
  Total fluid milk sales increased 22.6%, or $17.5 million, to $95.0 million for the nine months ended September 30, 2003 from $77.5 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of ultra-pasteurized (UP) fluid milk increased 39.7%, or $16.1 million, to $56.9 million for the nine months ended September 30, 2003 from $40.8 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of traditional pasteurized fluid milk increased 3.6%, or $1.3 million, to $38.1 million for the nine months ended September 30, 2003 from $36.8 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers and expansion of our gallon milk business.

  •
  As a result of these shifts, our fluid milk product line mix shifted to 40% traditional pasteurized fluid milk for the nine months ended September 30, 2003 from 47% for the comparable period in 2002.

        Other Dairy

  •
  Sales of our other dairy products increased 21.5%, or $6.1 million, to $34.3 million for the nine months ended September 30, 2003 from $28.2 million for the comparable period in 2002, primarily due to increased sales volume of our cheese, dessert and club store products.

  •
  Sales of cheese increased 18.0%, or $0.8 million, to $5.1 million for the nine months ended September 30, 2003 from $4.3 million for the comparable period in 2002. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of industrial products, such as powdered milk and cheeses sold for further processing into finished goods, and of foodservice products, such as single serve milk sold to restaurants, other service providers and club stores, increased 64.5%, or $2.9 million, to $7.3 million for the nine months ended September 30, 2003 from $4.4 million for the comparable period in 2002. This increase was primarily the result of our introduction of single-serve milk products into club stores.

        Juice

  •
  Sales of our juice products decreased 6.7%, or $0.4 million, to $5.5 million for the nine months ended September 30, 2003 from $5.9 million for the comparable period in 2002. We believe that this decrease in sales volume was primarily the result of aggressive pricing on conventional juice, which widened the price gap between conventional and organic juice.

        Changes in our International sales were as follows:

  •
  Net sales from international operations increased 18.0%, or $4.3 million, to $28.6 million for the nine months ended September 30, 2003 from $24.3 million in 2002. Expressed in British pounds, sales increased 8.4%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

  •
  Sales of Rachel's Organic branded products which consist primarily of milk, yogurt, double cream, crème fraiche, and butter increased 40.8%, or $4.2 million, to $14.5 million for the nine months ended September 30, 2003 from $10.3 million for the comparable period in 2002. Expressed in British pounds, sales increased 29.7%; shifts in the exchange rate in the two periods produced the balance of the dollar-denominated increase. This increase was primarily due to increased sales volume to existing customers.

        Cost of Sales and Gross Profit.    Cost of sales increased 20.7%, or $19.0 million, to $110.7 million for the nine months ended September 30, 2003 from $91.7 million for the comparable period in 2002. The increase in cost of sales was primarily the result of our increased sales volume. Gross profit increased 19.3%, or $8.2 million, to $51.1 million for the nine months ended September 30, 2003 from $42.9 million for the comparable period in 2002. As a percentage of net sales, gross profit decreased to 31.6% for the nine months ended September 30, 2003 from 31.9% for the comparable period in 2002. Our gross profit in the U.S. decreased to 33.5% for the nine months ended September 30, 2003 from 33.6% for the comparable period in 2002 primarily due to increased milk pooling costs, processing costs and hauling costs, partially offset by a change in product mix caused by increased single serve milk sales, which have a higher gross profit margin, versus the comparable nine month period a year ago. Our gross profit in the U.K. decreased to 22.9% for the nine months ended September 30, 2003 from 23.8% for the comparable period in 2002. This decrease was primarily the result of the sales product mix versus the comparable nine month period a year ago in addition to increased production costs due to Rachel's Organic Dairy plant capacity issues which are being addressed by the plant expansion.

        Selling Expenses.    Selling expenses increased 18.7%, or $5.6 million, to $35.7 million for the nine months ended September 30, 2003 from $30.1 million for the comparable period in 2002. This increase was primarily a result of the increased delivery and marketing costs associated with the increased U.S. sales. Selling expenses as a percentage of net sales decreased to 22.1% for the nine months ended September 30, 2003 from 22.4% for the comparable period in 2002 due to reductions in trade promotion expense associated with our U.S. sales.

        General and Administrative Expenses.    General and administrative expenses increased 38.6%, or $2.9 million, to $10.6 million for the nine months ended September 30, 2003 from $7.7 million for the comparable period in 2002. This increase was due to increased overhead including $1.0 million for transaction costs incurred to date associated with the proposed merger with Dean Foods Company consisting of primarily investment banking fees, legal fees and consulting fees. Additionally, the increased overhead also included $0.2 million for costs associated with a contemplated public equity financing that we elected not to proceed with due to equity market conditions during the first quarter of 2003. As a result, our general and administrative expenses as a percentage of net sales increased to 6.6% in 2003 from 5.7% in 2002.

        Intangible Asset Amortization.    Amortization expense related to intangible assets was $1.0 million for the nine months ended September 30, 2003, virtually unchanged from the comparable period in 2002.

        Other Expense, Net.    Other expense, net decreased 89.4%, or $0.4 million, to $0.1 million for the nine months ended September 30, 2003 from $0.5 million for the comparable period in 2002. The decrease was attributable to decreases in the average interest rate on our debt facilities, our average outstanding debt balances and bank fees. Our average interest rate on our LIBOR-based debt facilities decreased to 3.8% for the nine months ended September 30, 2003 from 4.4% for the comparable period in 2002.

        Income Tax Expense.    Income tax expense increased 3.0%, or $0.1 million, to $1.5 million for the nine months ended September 30, 2003 from $1.4 million for the comparable period in 2002. Our effective income tax rate was 39.0% for the nine months ended September 30, 2003, unchanged from the comparable period in 2002.

        Income From Continuing Operations.    Income from continuing operations increased 3.0%, or $0.1 million, to $2.3 million for the nine months ended September 30, 2003, from $2.2 million for the comparable period in 2002.

  •
  Income from continuing operations for U.S. operations increased $0.2 million to $2.3 million for the nine months ended September 30, 2003 from $2.1 million for the comparable period in 2002.

  •
  Income from continuing operations for international operations decreased $148,000 to $16,000 for the nine months ended September 30, 2003, from $164,000 for the comparable period in 2002.

        Loss From Discontinued Operations.    Loss from discontinued operations decreased $1.9 million to $1.3 million for the nine months ended September 30, 2003 from $3.2 million for the comparable period in 2002. The nine months ended September 30, 2003 included losses on disposal of $1.4 million net of tax and no depreciation as compared to charges for anticipated transaction fees and losses on disposal of $3.0 million net of tax in addition to $0.5 million net of tax for depreciation for the nine months ended September 30, 2002. The resulting $2.1 million decreased loss on disposal and depreciation for the nine months ended September 30, 2003 from the comparable period in 2002 was partially offset during the nine months ended September 30, 2003 by increased operating costs at the Idaho Dairy due primarily to increased cost of cattle.

        If we had determined that the pending sale of our Idaho Dairy assets, including the transferred Colorado herd, had not met the definition of a disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Idaho Dairy and Colorado herd would have been recorded in continuing operations. Accordingly, for the nine months ended September 30, 2003, an operating loss before interest and income taxes of $815,000 from the Idaho Dairy including the transferred Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $50.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, an operating loss before interest and income taxes of $836,000 from the Idaho Dairy and Colorado herd would have been included in cost of sales, thereby increasing our cost of sales which in turn would have decreased our gross profit to $42.0 million for the nine months ended September 30, 2002. Additionally, if we had included the Idaho Dairy and Colorado herd operations with continuing operations, our reported net income would have been $993,000, or $.10 per basic share and $.09 per diluted share, for the nine months ended September 30, 2003, and our reported net income would have been $921,000, or $.09 per basic share and diluted share, for the nine months ended September 30, 2002.

        Net Income.    Net income increased $1.9 million to $0.9 million for the nine months ended September 30, 2003 from a net loss of $1.0 million for the comparable period in 2002.

  •
  Net income for U.S. operations increased $2.1 million to $0.9 million for the nine months ended September 30, 2003 from a net loss of $1.2 million for the comparable period in 2002. The increase in net income was primarily due to decreased losses on discontinued operations for the nine months ended September 30, 2003 as compared to the comparable period for 2002.

  •
  Net income for international operations decreased $148,000 to $16,000 for the nine months ended September 30, 2003, from $164,000 for the comparable period in 2002.

        Comprehensive Income.    Comprehensive income increased $1.0 million to $2.3 million for the nine months ended September 30, 2003 from $1.3 million for the comparable period in 2002. This increase was due to a $1.9 million increase in net income which was partially offset by a $1.0 million decrease in increased foreign currency translation adjustment for the nine months ended September 30, 2003 as compared to the comparable period in 2002. We translated our investment in our U.K. subsidiaries from pounds sterling to U.S. dollars at the rate in effect at the end of the period. At September 30, 2003, December 31, 2002, September 30, 2002, and December 31, 2001, the British pound was worth approximately U.S. $1.667, U.S. $1.604, U.S. $1.561 and U.S. $1.452, respectively.

Liquidity and Capital Resources

        We have generally used funds generated from operations, trade payables, bank indebtedness and the sale of equity securities to meet our capital requirements.

        Net cash provided by operations was $4.4 million for the nine months ended September 30, 2003, a decrease of $3.5 million from $7.9 million for the comparable period in 2002. Cash provided by operations in 2003 was primarily attributable to an increase in income as adjusted by the $1.4 million loss on the anticipated disposal of the Idaho Dairy and Colorado herd, net of income taxes; depreciation and amortization charges; an increase in trade accounts payable and other accrued expenses of $5.6 million, due primarily to the Company's increased business volume; and a decrease in prepaid and other current assets of $0.9 million; partially offset by an increase in inventories and trade accounts receivable of $7.8 million. Cash provided by operations in 2002 was primarily attributable to an increase in income as adjusted by the $3.0 million loss on the anticipated disposal of the Idaho Dairy and Colorado herd, net of income taxes; depreciation and amortization charges; an increase in trade accounts payable and other accrued expenses of $2.5 million; and decreased trade accounts receivable and inventories; partially offset by increased prepaid and other current assets.

        Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2003, an increase of $0.5 million from $2.5 million for the comparable period in 2002. Cash used in investing activities in 2003 was primarily attributable to $1.8 million used in the purchases of property and equipment, including upgraded desktop computers and initial costs associated with an expansion of our Rachel's Organic Dairy processing plant, net of proceeds from equipment sales; $0.9 million used by discontinued operations; and $0.4 million used in routine cattle purchases for our Maryland farm operations, net of proceeds from routine cattle sales. Cash used in investing activities in 2002 was primarily attributable to $1.2 million used by discontinued operations primarily in its seasonal buildup of feed inventories; $0.8 million used in the purchases of property and equipment, net of proceeds from equipment sales; and $0.4 million used in routine cattle purchases for our Maryland farm operations, net of proceeds from routine cattle sales.

        Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2003, a decrease of $5.9 million from $6.4 million for the comparable period in 2002. The cash used in financing activities in 2003 reflects our pay-downs of term debt partially offset by our net borrowings from our credit line facility during the nine months ended September 30, 2003. The cash used in financing activities in 2002 reflects our pay-downs of term debt and our net pay-downs on our credit line facility during the nine months ended September 30, 2002.

        Our cash and cash equivalents were $2.4 million at September 30, 2003 and $2.7 million at September 30, 2002. We have a five year $25.0 million term loan with US Bank which bears an interest rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At September 30, 2003, the interest rate was 3.6% and we had an outstanding balance of $14.8 million. In addition, we have a line of credit with US Bank that provides funding of up to $25.0 million and bears interest primarily at a rate of LIBOR plus a variable margin spread ranging from 1.65% to 3.75%. At September 30, 2003, we had borrowed $21.2 million against the credit line facility in addition to credit line encumbrances of $0.1 million. Of this $21.2 million outstanding credit line balance, $19.5 million was at an interest rate of 3.6% and $1.7 million was at an adjustable interest rate of prime plus 0.75%, or 4.8%. We may borrow additional amounts under the revolving line of credit, subject to the terms of the credit agreement, until the facility's maturity date which has been extended to November 30, 2003. The Company has requested and expects that it will be granted an additional extension from US Bank which will ensure availability of the facility through the anticipated close date of the proposed merger with Dean Foods Company. Total availability under the line of credit pursuant to the borrowing base as defined was $3.7 million at September 30, 2003. We expect to use a substantial portion of the proceeds from the sale of assets held for sale to repay outstanding debt.

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

Critical Accounting Policies

        The critical accounting policies effective during the nine months ended September 30, 2003 were consistent with the critical accounting policies reported in the Company's Form 10-K for the year ended December 31, 2002.

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

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. We adopted FIN 46 as of July 1, 2003 and performed this assessment on September 30, 2003. Accordingly, we do not have investments in variable interest entities that we are required to consolidate.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, or SFAS 149. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. We adopted SFAS 149 as of June 30, 2003 and its provisions have not had a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150. This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as of July 1, 2003 and its provisions have not had a material impact on our financial condition, results of operations or cash flows.

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

        Interest Rates.    At September 30, 2003, we had approximately $0.2 million of fixed rate long-term debt (including current maturities). The fair value of long-term fixed interest rate debt is subject to interest rate risk. Interest rates are subject to a number of factors including credit ratings. The fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total fixed rate long-term debt with fixed interest rates (including current portion) at September 30, 2003 was $0.2 million, which was approximately equal to the carrying value. Fair values were determined primarily from quoted market rates. A full percentage point decrease from prevailing interest rates at September 30, 2003, would result in an estimated increase in fair value of total fixed interest rate long-term debt of approximately $1,000. Additionally at September 30, 2003, we had approximately $39.6 million of floating rate long-term debt (including current maturities) subject to interest rate risk. A full percentage point fluctuation in interest rates would result in decreasing or increasing interest expense by approximately $396,000 over a twelve month period.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)] as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II—OTHER INFORMATION

        Items 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1. Legal Proceedings

        Five stockholders separately filed class action complaints relative to the Agreement and Plan of Merger, dated June 29, 2003, between the Company and Dean Foods Company. Four actions were filed in the Court of Chancery in New Castle County, Delaware. One action was filed in the District Court of Boulder County, Colorado. The Delaware actions were filed as follows: three on June 30, 2003 and one on July 3, 2003. The Colorado action was filed on July 1, 2003. The four Delaware actions have been consolidated into one action. The Company, the members of the board of directors and Dean Foods Company are defendants in all of the actions. The complaints generally allege that the $24.00 per share cash merger consideration is unfair and inadequate and results from breaches of fiduciary duty and self-dealing by the Company, its directors and Dean Foods Company. The actions generally seek to enjoin the merger and, if the merger is consummated, to rescind the merger or receive damages. The Company believes that the actions are without merit and is vigorously defending them. The defendants have not yet answered the complaints. As of this time, none of the litigations have resulted in an order that would preclude the consummation of the Agreement and Plan of Merger. Dean Foods has a right to terminate the Agreement and Plan of Merger in the event that a court enjoins the consummation of the Agreement and Plan of Merger or in the event that any litigation results in a material adverse change.

Item 6. Exhibits and Reports on Form 8-K

A)
Exhibits

2.1++	Agreement and Plan of Merger, dated June 29, 2003, between the Company and Dean Foods Company
3.1+	Amended and Restated Certificate of Incorporation
3.2+	Amended and Restated Bylaws of the Company
3.3+++	Amendment to Amended and Restated Bylaws of the Company
31	Certificate of Horizon Organic Holding Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of Horizon Organic Holding Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibits identified above are incorporated by reference as follows:
+	Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 333-51465
++	Incorporated by reference to Registrant's Current Report on Form 8-K for June 29, 2003
+++	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003
B)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON ORGANIC HOLDING CORPORATION
Date: November 12, 2003	/s/ THOMAS P. BRIGGS Thomas P. Briggs Senior Vice President, Finance and Administration, Chief Financial Officer, and Secretary (principal financial and accounting officer of the Company)